Form 10-K405
period 1997-12-31
FRANKLIN FINANCE CORP
filed 1998-03-31
CIK 1047476

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                       COMMISSION FILE NUMBER: 0-23469


                        FRANKLIN FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

       MICHIGAN                                            38-3372606
 (State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                          Identification No.)

                         24725 West Twelve Mile Road
                           Southfield, MI   48034
           (Address of principal executive office)         (Zip code)

                                 (248) 358-4710
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                    Name of each exchange on which registered
- -----------------------------------  --------------------------------
8.70% Noncumulative Exchangeable       Nasdaq National Market
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
               N/A
- ------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's sole class of common stock is 22,077 shares, $300 par value, as of December 31, 1997.

                        FRANKLIN FINANCE CORPORATION


                               TABLE OF CONTENTS

                                   PART I

ITEM 1. BUSINESS.............................................     1
ITEM 2. PROPERTIES...........................................     3
ITEM 3. LEGAL PROCEEDINGS....................................     4
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..     4

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS..................................     4
ITEM 6. SELECTED FINANCIAL DATA..............................     5
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................     6
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..........................................     8
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........     i
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE...............     9

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..     9
ITEM 11. EXECUTIVE COMPENSATION..............................    10
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...............................    10
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......    11

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.................................    11

                                   PART I

ITEM 1. BUSINESS

GENERAL

Franklin Finance Corporation ("Company") is a newly formed Michigan corporation incorporated on September 25, 1997, and created for the purpose of acquiring and holding real estate mortgage assets. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $300.00 per share ("Common Stock"), are owned by Franklin Bank, N.A., a nationally chartered and federally insured national bank ("Bank"). The Company was formed by the Bank to provide the Bank with a cost-effective means of raising capital.

On December 22, 1997, the Company offered to the public and sold 2,070,000 shares of the Company's 8.70% noncumulative exchangeable preferred stock, Series A, liquidation preference $10.00 per share ("Series A Preferred Shares"). Simultaneous with the consummation of the preferred stock offering, the Bank purchased Common Stock in the amount of $20.9 million, net of offering cost.


The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock in the Bank to purchase from the Bank the Company's initial portfolio of $41.5 million residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair value.

The Company's principal executive office is located at 24725 Twelve Mile Road, Southfield, Michigan 48034. The Company's telephone number at such address is
(248) 358-4710.

The Company's principal business is to acquire, hold and manage mortgage loans that will generate net income for distribution to shareholders. The Company currently intends to acquire all of its mortgage loans from the Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family (one-to-four-unit) residential real estate properties ("Residential Mortgage Loans") or by commercial real estate properties ("Commercial Mortgage Loans"). The Company may also from time to time acquire investment grade mortgage securities that qualify as real estate assets under
Section 856(c)(6)(B) of the Internal Revenue Code of 1986, as amended. Mortgage loans underlying the mortgage securities will be secured by single-family residential, multifamily, or commercial real estate properties located in the United States.

Mortgage loans consist of adjustable rate mortgages ("ARM") loans and fixed-rate mortgages ("FRM") loans. At December 31, 1997, the Company's portfolio of Residential Mortgage Loans totaled $22.7 million and consisted of approximately 56% FRM loans and 44% ARM loans, with weighted average interest rates of 8.33% and 8.06%, respectively. At December 31, 1997, the Company's portfolio of Commercial Mortgage Loans totaled $18.8 million and consisted of approximately 50% FRM loans and 50% ARM loans, with weighted average interest rates of 8.91% and 9.16%, respectively.

The Company intends to reinvest proceeds from the mortgage loans so as to maintain approximately 60% of its portfolio of mortgage loans in Residential Mortgage Loans and mortgage securities, and approximately 40% of it portfolio in Commercial Mortgage Loans. The Company's current policy is not to acquire any commercial mortgage loan if such commercial mortgage loans would constitute more than 5% of the total book value of the Mortgage Loans of the Company at the time of its acquisition. The Company's current policy also prohibits the acquisition of any mortgage loan or any interest in a mortgage loan (other than an interest resulting from the acquisition of Mortgage securities), which mortgage loan (i) is delinquent in the payment of principal or interest: (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in nonaccrual status are generally loans that are past due 90 days or more in principal or interest and classified loans are troubled loans which are deemed substandard or doubtful and where the full collectibilty of principal and interest on such loan is doubtful.

Substantially all of the real estate properties underlying the Company's Residential Mortgage Loans included in the current portfolio are located in Michigan. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from tornados and other natural disasters. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as the Company will not maintain special hazard insurance to protect against such losses.

All of the commercial properties underlying the Company's Commercial Mortgage Loans included in the current portfolio are located in Michigan. Consequently, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in Michigan that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its shareholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

The Company does not anticipate that it will engage in the business of originating mortgage loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, mortgage bankers, thrift and loan associations, finance companies, or insurance companies in acquiring its mortgage loans. As described above, the Company anticipates that it will purchase all mortgage loans from the Bank.

EMPLOYEES

The Company has four officers, each of whom is described further below under "Management". The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to an Advisory Agreement ("Advisory Agreement").

THE ADVISOR

On December 22, 1997, the Company entered into an Advisory Agreement with the Bank to administer the day-to-day operations of the Company,(i) monitoring the credit quality of the mortgage loans held by the Company, (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company's mortgage loans and (iii) maintaining custody of the documents related to the Company's mortgage loans. The Advisory Agreement has an initial term of five years, and will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the Bank by the Company. The Bank will be entitled to receive an annual advisory fee equal to $125,000 with respect to the advisory and management services provided by it to the Company.

The Bank has substantial experience in the mortgage lending industry both in origination and servicing of mortgage loans. At December 31, 1997, the Bank held approximately $43.8 million of residential mortgage loans and approximately $97.3 million of commercial mortgage loans including $22.7 million and $18.8 million of Company Residential and Commercial Mortgage Loans, respectively. In its commercial mortgage loan business, the Bank typically services the Commercial Mortgage Loans in its portfolio which it has originated.

The Company also entered into two servicing agreements with the Bank to service the Residential Mortgage Loans and Commercial Mortgage Loans. Pursuant to each servicing agreement the Bank receives a fee equal to .375% per annum on the principal balances of the mortgage loans serviced.

The servicing agreements require the mortgage loans to be serviced in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures.

The servicing agreements can be terminated without cause with at least sixty days notice to the Bank and payment of a termination fee.

The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its Common Stock for so long as any Series A Preferred Shares are outstanding without the approval of a majority of the Independent Directors (as defined in the Certificate of Designation relating to the Series A Preferred Shares). The Company has no present intention of causing the Company to repurchase any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirement for qualifying as a REIT.

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of independent directors, to determine that it is in the best interest of the Company and its shareholders to revoke its REIT status.

The Company has no foreign operations.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the mortgage loans included in the Company's portfolio which litigation would have a material effect on the business or operations of the Company. As of December 31, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal period ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GENERAL

The Company is authorized to issue up to 60,000 shares of common stock $300.00 par value per share and 2,500,000 shares of Preferred Stock, $10.00 liquidation preference per share ("Preferred Stock"). Preferred Stock totaling 2,070,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 22,077 shares of Common Stock outstanding at December 31, 1997 and accordingly, there is no trading market for the Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of the Series A Preferred Shares, all voting rights are vested in the Common Stock. The holders of the Common Stock are entitled to one vote per share.

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefore, provided that, so long as any shares of Preferred Shares are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of all series of Preferred Stock have been paid for the prior four quarters. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT Taxable Income" (not including capital gains) to shareholders.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratable in any assets remaining after the payment of all debts and liabilities.

RESTRICTIONS ON OWNERSHIP AND TRANSFER

The Company's Articles of Incorporation contain certain restrictions on the number of shares of Common Stock and Preferred Stock that individual shareholders may own. For the Company to qualify as a REIT under the Code, no more that 50% in number or value of its outstanding shares of capital stock my be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other that the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "one Hundred Persons Test").

The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each shareholder of the Bank counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of the Bank is widely held. Further, the Articles of Incorporation of the Company contain restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer that 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

COMMON STOCK

There is no established public trading market in the Company's Common Stock.
As of March 26, 1998, there were 22,077 issued and outstanding shares of Common Stock held by one shareholder, the Bank. On December 31, 1997, the Company declared a cash dividend of $2.41 per common share of Common Stock to shareholders of record on December 31, 1997. Of the $53,207 that was paid on January 31, 1998, all of this amount was paid out of retained earnings of the Company.

PREFERRED STOCK

The Series A Preferred Shares are listed on the NASDAQ National Market under the trading symbol "FSVBP". As of March 26, 1998, there were 2,070,000 issued and outstanding Series A Preferred Shares held by approximately 75 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the period from December 22, 1997, the date upon which trading of such shares commenced, through December 31, 1997. The table also indicates the distributions paid by the Company during this period. On December 31, 1997, the Company declared a cash dividend of $.02 per share of Preferred Shares to shareholders of record on December 31, 1997.

                                               Price

                                          High        Low        Distributions
December 22 to December 31               10.875      10.25           None

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Company herein has been derived from the Financial Statements of the Company, which statements have been audited by Grant Thornton LLP, independent certified public accountants, as indicated by their report with respect thereto included elsewhere in this form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included in this form 10-K.

As of December 31, 1997 and for the period from December 22, 1997 (inception) through December 31, 1997:

SELECTED FINANCIAL DATA

OPERATING DATA:

Interest income                                       $   102,547
 Net income                                               102,547
 Income available to common shareholder                    53,207
 Basic income per common share                               2.41

DIVIDENDS DECLARED:

Dividends on common stock                             $    53,207
Dividends on preferred stock                               49,340

BALANCE SHEET DATA:

Mortgage loans                                        $41,488,700
Total assets                                           41,744,825
Total shareholders' equity                             41,642,278
Number of preferred shares outstanding                  2,070,000
Number of common shares outstanding                        22,077



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Except for the historical information contained herein, the matters discussed in this Report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

GENERAL. The Company sold 22,077 shares of its Common Stock to the Bank and offered and sold to the public 2,070,000 shares of Series A Preferred Shares.

RESIDENTIAL MORTGAGE LOANS. At December 31, 1997, the Company had $22.7 million invested in Residential Mortgage Loans. Management intends to continue to reinvest proceeds received from repayments of loans in additional residential mortgage loans to be purchased from either the Bank or its affiliates.

At December 31, 1997, there were no delinquent or nonaccrual Residential Mortgage Loans.

COMMERCIAL MORTGAGE LOANS. At December 31, 1997, the Company had $18.8 million invested in Commercial Mortgage Loans. Management intends to continue to reinvest proceeds received from repayments of loans in additional commercial mortgage loans to be purchased from either the Bank or its affiliates.


INTEREST RATE RISK. The Company's income consists primarily of interest payments on mortgage loans. Currently, the Company does not use any derivative products or manage its interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the adjustable rate mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

SIGNIFICANT CONCENTRATION OF CREDIT RISK. Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry.

Geographically, the Company's Mortgage Loans will be generally concentrated in the State of Michigan. Geographic concentration of loans may present risks in addition to those present with respect to Mortgage Loans generally. All of the properties underlying the Company's Residential and Commercial Mortgage Loans included in the current portfolio are located in Michigan. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of property owners in Michigan to make payments of principal and interest on the underlying mortgages. The Company complies with general hazard insurance policy requirements of Fannie Mae ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or the Bank's underwriting guidelines.

LIQUIDITY AND CAPITAL RESOURCES. The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations and requirements placed on a REIT.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by the individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flows (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods, subject to certain approvals as described in the Company's organizational documents.

RESULTS OF OPERATIONS

During the period from December 22, 1997 (inception) to December 31, 1997, the Company reported net income of $102,547. Interest income on Residential Mortgage Loans totaled $50,358, which represents an average yield on such loans of 8.20%. Interest income on Commercial Mortgage Loans totaled $52,189, which represents an average yield on such loans of 9.04%. The average loan balance of the Residential and Commercial Mortgage Loan portfolio at December 31, 1997 was $79,644 and $776,315, respectively.

There were no operating expenses recorded for the short period of time since inception to year end at December 31, 1997.

The Company also declared a cash dividend of $2.41 per share of Common Stock, all of which was to be paid out of the retained earnings of the Company.

The Company also declared a cash dividend of $.02 per share of Preferred Shares to shareholders of record on December 31, 1997.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       CONTENTS                                                                      Page
(a)    Report of Independent Certified Public Accountants                             ii

(b)    Balance Sheet at December 31, 1997                                             iii

(c)    Statement of Income for the Period from
       December 22, 1997 (Inception) through December 31, 1997                         iv

(d)    Statement of Shareholders' Equity for the Period from
       December 22, 1997 (Inception) through December 31, 1997                         iv

(e)    Statement of Cash Flows for the Period from
       December 22, 1997 (Inception) through December 31, 1997                          v

(f)    Notes to Financial Statements                                                   vi

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of the Franklin Finance Corporation:

We have audited the accompanying balance sheet of Franklin Finance Corporation ("Company") as of December 31, 1997 and the related statements of income, shareholders' equity, and cash flows for the period from December 22, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Finance Corporation as of December 31, 1997, and the results of its operations and its cash flows for the period from December 22, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
- ------------------------
Grant Thornton LLP
Southfield, Michigan
January 30, 1998

                         FRANKLIN FINANCE CORPORATION
                                BALANCE SHEET




                                                December 31, 1997
                                                -----------------
ASSETS

Cash and due from bank                           $          268
Loans
 Residential Mortgage Loans                          22,736,015
 Commercial Mortgage Loans                           18,752,685
                                                 --------------
Total Loans                                          41,488,700

Accrued Interest - Residential                          112,244
Accrued Interest - Commercial                           115,989
Due from parent company                                  27,624
                                                 --------------
Total Other Assets                                      255,857
                                                 --------------

Total Assets                                     $   41,744,825
                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                 $            -
Dividend Payable - Preferred                             49,340
Dividend Payable - Common                                53,207
                                                 --------------
Total Current Liabilities                               102,547

Shareholders' Equity
Preferred Stock, $10.00 liquidation preference,
 2,500,000 shares authorized, 2,070,000 shares
 issued and outstanding                              20,700,000
Common Stock, $300 par value, 60,000
 shares authorized, 22,077 shares issued and
 outstanding                                          6,623,100

Paid in Surplus                                      14,319,178
                                                 --------------
Total Shareholders' Equity                           41,642,278
                                                 --------------

Total Liabilities and Shareholders' Equity       $   41,744,825
                                                 ==============

See notes to financial statements.

                         FRANKLIN FINANCE CORPORATION
                              STATEMENT OF INCOME
FOR THE PERIOD FROM DECEMBER 22, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997


Interest income
Interest on residential loans                               $ 50,358
Interest on commercial loans                                  52,189
                                                            --------
Total interest on loans                                      102,547

Net income                                                   102,547

Preferred stock dividend                                      49,340
                                                            --------
Net income to Common shareholders                           $ 53,207
                                                            ========
Basic income per share                                      $   2.41

See notes to financial statements.




                          FRANKLIN FINANCE CORPORATION
                       STATEMENT OF SHAREHOLDERS' EQUITY
            DECEMBER 22, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                 Preferred        Common         Paid in       Retained
                                                   Stock          Stock          Surplus       Earnings      Totals
                                                 -------------------------------------------------------------------
Issuance of Common Stock                                        $6,623,100    $ 14,319,178                $20,942,278
Initial public offering of 8.70%
   Noncumulative Preferred Stock, Series A
   on December 22, 1997                           $20,700,000                                              20,700,000
Net income                                                                                   $ 102,547        102,547
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                   (49,340)       (49,340)
Dividend on Common Stock                                                                       (53,207)       (53,207)
                                                  -------------------------------------------------------------------
Balance at December 31, 1997                      $20,700,000   $6,623,100    $ 14,319,178   $       -    $41,642,278
                                                  ===================================================================
See notes to financial statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENT OF CASH FLOWS
  FOR THE PERIOD FROM DECEMBER 22, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $       102,547
Increase in accrued interest receivable                               (228,233)
Increase in other assets                                               (27,624)
                                                               ---------------
NET CASH USED IN OPERATING ACTIVITIES                                 (153,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of residential loans                                      (22,736,015)
Purchase of commercial loans                                       (18,754,898)
Decrease in loans                                                        2,213
                                                               ---------------
NET CASH USED IN INVESTING ACTIVITIES                              (41,488,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock                              20,941,278
Proceeds from the sale of Preferred Stock                           20,700,000
                                                               ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           41,641,278
                                                               ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 (732)
                                                               ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,000
                                                               ---------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997                 $           268
                                                               ===============
See notes to financial statements.

                         FRANKLIN FINANCE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Franklin Finance Corporation (the "Company") is a Michigan corporation which was incorporated on September 25, 1997 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Franklin Bank, N.A. (the "Bank"), a nationally chartered commercial bank.

On September 25, 2997, the Company was initially capitalized with the issuance to the Bank of 1,000 shares of the Company's common stock ("Common Stock"). On December 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 2,070,000 shares of the Company's 8.70% Noncumulative Preferred Stock, Series A (the "Series A Preferred Shares"), $10.00 liquidation
preference.   The offering, together with a purchase of Common Stock by the Bank on December 22, 1997, raised net capital of approximately $41.6 million.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of Common Stock to the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans at their estimated fair value of approximately $41.5 million. Such loans were recorded in the accompanying balance sheet at their estimated fair values. See Note 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes significant accounting policies of the Company.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from bank.

MORTGAGE LOANS:

Mortgage loans are carried at the principal amount outstanding. Interest income is accrued and recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 1997.

ALLOWANCE FOR LOSSES:

Management periodically reviews the mortgage loan portfolio to establish an allowance for losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future losses. The allowance for losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary. At December 31, 1997, there was no allowance for losses.

CONCENTRATIONS OF CREDIT:

All of the residential real estate properties underlying the Company's residential mortgage loans are located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from tornados and other natural disasters. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as the Company will not maintain special hazard insurance to protect against such losses.

All of the commercial mortgaged properties underlying its commercial mortgage loans are located in Michigan. Consequently, these commercial mortgage loans may be subject to a greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in Michigan that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages.

DUE FROM PARENT COMPANY:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company.

DIVIDENDS:

Preferred Stock. Dividends on the Series A Preferred Shares are payable at a rate of 8.70% per annum of the liquidation preference (an amount equal to $0.87 per annum per share), if, when and as declared by the Board of Directors of the Company. Dividends are not cumulative and, if declared, are payable quarterly in arrears on March 31, June 30, September 30 and December 31.

Common Stock. The shareholder is entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

EARNINGS PER COMMON SHARE:

Dividends on preferred stock are deducted from income in the computation of income per common share when declared by the Company's Board of Directors. There are no options that give rise to diluted income per share.

USE OF ESTIMATES:

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the statement of financial condition and income and expenses for the reporting period. Actual results could differ from those estimates.

INCOME TAXES:

The Company has elected for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 95% of its REIT taxable income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the period ended December 31, 1997, the Company distributed 100% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included.

NOTE 3 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

Of the Company's residential mortgage loans, 55.8% bear interest at fixed rates. The interest rates of the fixed rate residential mortgage loans range from 6.00% per annum to 10.25% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the Portfolio is approximately 8.33%.

Of the Company's residential mortgage loans, 44.2% bear interest at adjustable rates. The interest rates on the "adjustable rate mortgages" or "ARMs" are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The current interest rates of the residential mortgage loans that are ARMs ranged from 7.00% per annum to 9.13% per annum as of December 31, 1997. As of December 31, 1997, the weighted average current interest rate of the residential mortgage loans that are ARMs was approximately 8.06%.

The Company's commercial mortgage consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans ranged from $116,659 to $1.9 million as of December 31, 1997.

Of the Company's commercial mortgage loans, 49.5% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans range from 7.75% to 12.00%.

Of the Company's commercial mortgage loans, 50.5% bear interest at variable rates which are typically tied to an index (such as the Bank's prime rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The current interest rates borne by the variable rate commercial mortgage loans ranged from 7.01% to 12.50% as of December 31, 1997.

NOTE 4 - PREFERRED STOCK

On December 22, 1997, the Company sold $20.7 million of Series A Preferred Shares, $10.00 par value. Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 8.70%. The liquidation value of each Series A Preferred Share is $10.00 plus accrued and unpaid dividends for the most recent quarter thereon, if any, to the date of liquidation. The Series A Preferred Shares are not redeemable until December 22, 2002, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

NOTE 5 - DIVIDENDS:

As of December 31, 1997, the Company's Board of Directors has declared dividends on the Company's Common and Preferred Stock. Such dividends amounted to $2.41 per share on Common and $0.02 per share on Preferred.

NOTE 6 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor"). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of five years commencing on December 22, 1997 and automatically renews for additional five-year periods unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement may be terminated by the Company at any time upon ninety days' prior written notice. The advisory fee is $125,000 per annum payable in equal quarterly installments. There was no advisory fee paid in 1997.

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the actual servicing of the residential mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least thirty days notice to the servicer and payment of a termination fee. The servicing fee rate is .375% of the outstanding principal balance of the residential mortgage loans. There were no servicing fees paid in 1997.

The Company's cash balance is held in a deposit account with the Bank.

NOTE 7 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the Company's fair values, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The following methods and assumptions were used to estimate the fair value amounts at December 31, 1997.

CASH AND DUE FROM BANK:  Carrying amount approximates fair value.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS: Fair value of the residential and commercial mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the balance sheet at December 31, 1997, approximates fair value.

OTHER FINANCIAL ASSETS: The carrying amounts of accounts receivable from parent and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of dividends payable to parent and dividends payable - preferred approximate fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are directors and executive officers of the Company are as follows:

        Name                    Age             Position and Offices Held

        Robert M. Walker         54             Director
        Lloyd A. Schwartz        69             Director
        Read P. Dunn             51             President and Chief Executive
                                                    Office
        Edward J. Shehab         38             Director and Senior Vice
                                                    President
        David L. Shelp           51             Director, Treasurer and Chief
                                                    Financial Officer
        David F. Simon           51             Director and Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

          Robert M. Walker, age 54, has served since 1992 as Senior Associate at James V. McTevia & Associates, a Detroit area firm specializing in financial and management consulting services. Mr. Walker is a certified public accountant and certified fraud examiner. He has over 28 years of experience in public accounting, financial and management consulting, and the financial services industry.

          Lloyd A. Schwartz, age 69, is a certified public accountant and has served as the Deputy Receiver/Rehabilator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a Technical Reviewer for the Michigan Association of Certified Public Accountants peer review program since 1990. Prior to 1990, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand, L.L.P.

          Read P. Dunn, age 51, is President and Chief Executive Officer of the Bank and has held these positions since its inception in 1983. Mr. Dunn is a member of the Bank's Loan, Securities, CRA Compliance and Marketing Committees. He is a certified public accountant and was the former President and senior officer at another financial institution for over 14 years.

          David L. Shelp, age 51, has been the Treasurer of the Bank since its inception in 1983. Mr. Shelp was an Assistant Treasurer of another financial institution in Lansing, Michigan from 1975 to 1981 and its Controller from 1981 to 1983.

          Edward J. Shehab, age 38, joined the Bank in 1985 as a financial analyst. Prior to that time, Mr. Shehab was an assistant secondary trader at another financial institution. Since 1991, Mr. Shehab has been Vice President of Finance at the Bank.

          David F. Simon, age 51, is Chairman of the Board of the Bank and has held this position since its inception in 1983. Mr. Simon is a member of the Bank's Loan, Securities, CRA Compliance and Marketing Committees. He formerly was an attorney in private practice specializing in securities and financial institutions law from 1971 to 1991.

INDEPENDENT DIRECTORS

The Company's Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Walker and Schwartz are the Company's only Independent Directors. For so long as there are only two Independent Directors, any action that requires the approval of a majority of the Independent Directors must be approved by both Independent Directors.

If at any time the Company fails to pay or declare and set aside for payment a quarterly cash dividend payment on the Series A Preferred shares, the number of directors constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting and the holders of Series A Preferred Shares, voting together with the holder of any other outstanding series of Preferred Stock as a single class, will be entitled to elect two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares.

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of Mr. Walker and Mr. Schwartz. The audit committee did not meet in 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Since the Company's inception on December 22,1997, no compensation has been awarded to, earned by or paid to any of the Company's directors. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company intends to pay the Independent Directors a fee of $500 for attendance (in person or by telephone) at each meeting of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Bank owns 100% of the Common Stock of the Company. All voting rights are vested in the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. There were no advisory fees paid to parent for the period ended December 31, 1997.

The Bank services the Residential and Commercial Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. There were no loan servicing fees paid to parent for the period ended December 31, 1997.

The Company had a cash balance of $268 as of December 31, 1997 held in a deposit account with the Bank.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  The following financial statements of the Company are included in
          Item 8 of this report:

          Report of Independent Certified Public Accountants
          Balance Sheet at December 31, 1997
          Statement of Income for the period from December 22, 1997 (inception) through December 31, 1997
          Statement of Shareholders' Equity for the period from December 22, 1997 (inception) through December 31, 1997
          Statement of Cash Flows for the period from December 22, 1997 (inception) through December 31, 1997

          Notes to Financial Statements

  (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

  (a)(3)  Exhibits:
          See Exhibit Index.

  (b)     No reports on Form 8-K were issued during the period ended
          December 31, 1997

(a)(3) EXHIBITS




                                                                             Sequential page number
Exhibit                                                                      where attached exhibits
  No.    Document                                                            are located in the 10-K
----------------------------------------------------------------------------------------------------
  3.1    Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(a) of Form S-11 (file number 333-10495) filed by the company).

  3.2    Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form
         S-11 (file number 333-10495)filed by the company).

  4.1    Certificate of Designation of 8.70% Noncumulative Exchangeable Preferred
         Stock, Series A (incorporated herein by reference to Exhibit 3(a)(1) of Form
         S-11 (file number 333-10495)filed by the company).

 10.1    Residential Mortgage Loan Purchase Agreement and Commercial Mortgage Loan
         Purchase Agreement (incorporated herein by reference to Exhibits 10.1 and 10.2 of Form S-11 (file number 333-10495)filed by the company).

 10.2    Residential Mortgage Loan Servicing Agreement and Commercial Mortgage Loan
         Servicing Agreement (incorporated herein by reference to Exhibit 10.3 and 10.4 of Form S-11(file number 333-10495)filed by the company).

 10.3    Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.5 of Form S-11(file number 333-10495)filed by the company).

 11      Computation of net income per share.

 12      Computation of ratio of income to fixed charges and Preferred Stock dividend
         Requirements.

 27      Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on March 30, 1998.

                        FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ Read P. Dunn
                         -----------------------------------------
                         Read P. Dunn
                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

March 30, 1998      By:  /s/ Lloyd A. Schwartz
                         -----------------------------------------
                         Lloyd A. Schwartz
                         Director

March 30, 1998      By:  /s/ Edward J. Shehab
                         -----------------------------------------
                         Edward J. Shehab
                         Director and Senior Vice President

March 30, 1998      By:  /s/ David L. Shelp
                         -----------------------------------------
                         David L. Shelp
                         Director, Treasurer and Chief Financial Officer

March 30, 1998      By:  /s/ David F. Simon
                         ----------------------------------------
                         David F. Simon
                         Director and Secretary

March 30, 1998      By:  /s/ Robert M. Walker
                         ----------------------------------------
                         Robert M. Walker
                         Director

                                EXHIBITS INDEX



Exhibit                                                                                      Page No.
-----------------------------------------------------------------------------------------------------
 11      Computation of net income per share.                                                    14

 12      Computation of ratio of income to fixed charges and Preferred
         Stock dividend Requirements.                                                            14

 27      Financial Data Schedule                                                                 16