Form 10-Q
period 1998-03-31
FRANKLIN FINANCE CORP
filed 1998-05-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER: 0-23469

                          FRANKLIN FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       MICHIGAN                      38-3372606
           (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                           24725 WEST TWELVE MILE ROAD
                           SOUTHFIELD, MICHIGAN 48034
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (248) 358-4710
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS EQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X NO

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF MARCH 31, 1998.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:                                            PAGE

     (A)STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 1998
          AND DECEMBER 31, 1997............................................ 1

     (B)STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
          MARCH 31, 1998................................................... 2

     (C)STATEMENT OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
          ENDED MARCH 31, 1998............................................. 3

     (D)STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 1998................................................... 4

     (E)NOTES TO FINANCIAL STATEMENTS...................................... 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................ 6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
        RISK  ............................................................. 8

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................ 9

ITEM 2.  CHANGES IN SECURITIES............................................. 9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................... 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ............. 9

ITEM 5.  OTHER INFORMATION................................................. 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................. 9

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


Assets                                                     March 31, 1998    December 31, 1997
                                                         -------------------------------------
                                                            (unaudited)
Cash in bank                                               $  4,303,037       $          268
Loans
  Residential Homes Loans                                    21,152,322           22,736,015
  Commercial Loans                                           17,636,502           18,752,685
Allowance for loan losses                                       (12,000)
                                                           ----------------------------------

Net Loans                                                    38,776,825           41,488,700

Accrued Interest - Residential                                  110,709              112,244
Accrued Interest - Commercial                                    96,846              115,989
Due from parent company                                                               27,624
Prepaid expenses                                                 26,514
                                                           ----------------------------------
Total Assets                                               $ 43,313,931       $   41,744,825
                                                           ==================================

Liabilities and Shareholders' Equity

Due to Franklin Bank                                       $  1,326,921
Dividend Payable - Preferred                                     49,887       $       49,340
Dividend Payable - Common                                                             53,207
                                                           ----------------------------------
Total Current Liabilities                                     1,376,808              102,547

Shareholders' Equity
Common Stock par value $300.00; 60,000 shares
   authorized, 22,077 shares  issued and outstanding .        6,623,100            6,623,100
Preferred Stock, par value $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding       20,700,000           20,700,000
Paid in Surplus                                              14,319,178           14,319,178
Retained Earnings                                               294,845                    0
                                                           ----------------------------------
Total Shareholders' Equity                                   41,937,123           41,642,278

Total Liabilities/Shareholders' Equity                     $ 43,313,931       $   41,744,825
                                                           ==================================





The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                        March 31, 1998
                                                      -------------------
Interest Income

Interest on residential                                   $ 433,425
Interest on commercial                                      394,709
                                                          ---------

Total interest on loans                                     828,133
Provision for loan losses                                   (12,000)
                                                          ---------

Total interest income after provision for loan losses       816,133
                                                          ---------

Expenses

Director's fees                                               1,000
Outside services                                                759
Advisory fee                                                 31,272
Insurance                                                     7,699
Loan service  fee                                            29,786
                                                          ---------

Total expenses                                               70,516
                                                          ---------

Net income                                                $ 745,617
                                                          =========

Preferred stock dividend                                    450,772
                                                          ---------

Net income available to common shareholders               $ 294,845
                                                          =========
 Earnings per common share - basic                        $   13.36







The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 1998

                                      Preferred           Common         Paid in         Retained
                                        Stock             Stock          Surplus          Earnings             Totals
                                  ---------------------------------------------------------------------------------------
Balance, December 31, 1997           $ 20,700,000     $ 6,623,100      $ 14,319,178                         $ 41,642,278
Net Income                                                                                $ 745,617              745,617
Capital Contribution from
   Common Shareholder                                                        67,552                               67,552
Additional Expenses for Preferred
   Stock Offering                                                           (67,552)                             (67,552)
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                               (450,772)            (450,772)
                                  ---------------------------------------------------------------------------------------
Balance, March 31, 1998              $ 20,700,000     $ 6,623,100      $ 14,319,178       $ 294,845         $ 41,937,123
                                  =======================================================================================







The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                    For the Three Months Ended March 31, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $   745,617
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                           12,000
   (Increase)/decrease in accrued interest receivable                                  20,678
   (Increase)/decease prepaid expenses and other assets                                 1,110
   Increase/(decrease) accrued interest payable, deferred taxes and other
     liabilities                                                                    1,274,261
                                                                                  -----------
Total adjustments                                                                   1,308,049
                                                                                  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,053,666
                                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of commercial loans                                                         (981,840)
Net (increase)/decrease in loans                                                    3,681,715
                                                                                  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                           2,699,875
                                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend on preferred stock                                                          (450,772)
NET CASH USED IN FINANCING ACTIVITIES                                                (450,772)
                                                                                  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,302,769
                                                                                  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          268
                                                                                  -----------
CASH AND CASH EQUIVALENTS AT MARCH 31, 1998                                       $ 4,303,037
                                                                                  ===========










The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Franklin Finance Corporation (the "Company") is a Michigan corporation which was incorporated on September 25, 1997 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Franklin Bank, N.A. (the "Bank"), a nationally chartered commercial bank.

On September 25, 1997, the Company was initially capitalized with the issuance to the Bank of 1,000 shares of the Company's common stock (the "Common Stock"), $1.00 par value. On December 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 2,070,000 shares of the Company's 8.70% Noncumulative Preferred Stock, Series A (the "Series A Preferred Shares"), $10.00 liquidation preference. These offerings, together with a separate capital contribution of $20.9 million made by the Bank on December 22, 1997, raised net capital of approximately $41.6 million.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans at their estimated fair value of approximately $41.5 million. Such loans were recorded in the accompanying balance sheet at their estimated fair values.

NOTE 2 - RESIDENTIAL  AND C0MMERICAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 58.9% bear interest at fixed rates. At March 31, 1998, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.25% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at March 31, 1998 was approximately 8.29% per annum.

Of the residential mortgage loans included in the portfolio, approximately 49.3% bear interest at adjustable rates. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 7.00% per annum to 8.75% per annum as of March 31, 1998. As of March 31, 1998, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 8.01% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $116,659 to $1.9 million as of March 31, 1998.

Of the commercial mortgage loans included in the portfolio at March 31, 1998, 62.5% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 12.00% per annum at March 31, 1998.

Of the commercial mortgage loans included in the portfolio at March 31, 1998, 37.5% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 8.00% per annum to 10.00% per annum as of March 31, 1998.

NOTE 3 - PREFERRED STOCK

On December 22, 1997, the Company sold $20.7 million of Series A Preferred Shares, $10.00 par value and received net cash proceeds of $19.8 million. Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 8.70%. The liquidation value of each Series A Preferred Share is $.87 plus accrued and unpaid dividends for the most recent quarter thereon, if any, to the date of liquidation. The Series A Preferred Shares are not redeemable until December 22, 2002, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 1998, the Company's Board of Directors declared $500,112 of preferred stock dividends. Dividends of $450,225 were paid on March 31, 1998. The remaining dividend of $49,887, representing dividends due for the period December 22 through December 31, 1997, were paid on April 13, 1998.
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Organization

Franklin Finance Corporation (the "Company") is a newly formed Michigan corporation incorporated on September 25, 1997, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage Assets"). The Company elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $300.00 per share (the "Common Stock"), are owned by Franklin Bank, N.A., a nationally chartered and federally insured national bank (the "Bank"). The Company was formed by the Bank to provide the Bank with a cost- effective means of raising capital.

On December 22, 1997, the Company commenced its operations upon the closing of the initial public offering (the "Offering") of 2,070,000 shares of the Company's 8.70% Noncumulative Exchangeable Preferred Stock, Series A, par value $10.00 per share (the "Series A Preferred Shares"). The net proceeds to the Company from the sale of the Series A Preferred Shares were $19.8 million. Simultaneous with the consummation of the Offering, the Bank made capital contributions to the Company with respect to its Common Stock in the amount of $20.7 million, plus an additional $1.1 million representing the underwriting discount and the expenses of the Offering.

The Company used the net proceeds of $42.9 million raised from the Offering and the capital contributions by the Bank to purchase from the Bank the Company's initial portfolio of Mortgage Assets, comprised of residential and commercial mortgage loans ("Mortgage Loans"), at their estimated fair value of approximately $41.5 million. Such loans were recorded in the accompanying financial statements at the Bank's historical cost basis of $41.2 million and the premium paid with the purchase of the loans of $0.3 million.

The Bank administers the day-to-day activities of the Company in its role as advisor under an Advisory Agreement. The Bank also services the Company's Mortgage Assets pursuant to servicing agreements between the Company and the Bank.

Residential and Commercial Mortgage Loans

At March 31, 1998, the Company had $21.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $1.6 million decrease from the balance at December 31, 1997, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 1998, the Company had $17.6 million invested in mortgage loans secured by income-producing properties ("Commerical Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $1.1 million decrease from the balance at December 31, 1997, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $2.1 and the purchase of loans for the portfolio of $1.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commerical Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 1998, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the three months ended March 31, 1998 is as follows:

                                                   Three Months Ended
                                                     March 31, 1998
                                                   ------------------

Balance at beginning of period                           $    --
Provision for loan losses                                 12,000
Charge-offs                                                    0
Recoveries                                                     0
                                                         -------
Balance at end of period                                 $12,000
                                                         =======

Interest Rate Risk

The Company's income consists primarily of interest payments on mortgage loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the adjustable rate mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. Currently, the Company does not use any derivative products to manage its interest rate risk.

Significant Concentration of Credit Risk

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

Geographically, the Company's Mortgage Loans generally will be concentrated in the State of Michigan. Geographic concentration of loans may present risks in addition to those present with respect to mortgage loans generally. All of the properties underlying the Company's Residential and Commercial Mortgage Loans included in the current portfolio are located in Michigan. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of borrowers in Michigan to make payments of principal and interest on such loans.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in "Tax Status of the Company."

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as Mortgage Loans currently in the portfolio mature or prepay, and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by the individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

During the three months ended March 31, 1998, the Company reported net income of $745,617. Interest income on Residential Mortgage Loans totaled $433,425, which represents an average yield on such loans of 8.01%. Interest income on Commercial Mortgage Loans totaled $394,709, which represents an average yield on such loans of 8.80%. The average loan balance of the Residential and Commercial Mortgage Loan portfolio for the period was $21.9 million and $18.2 million, respectively.

Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the three-month period.

Operating expenses totaling $70,516 for the three-month period was comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $29,786 for the three-month period was based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Advisory fees paid to the Bank for the three-month period totaled $31,272. Directors fees totaled $1,000, and represents compensation to the 2 independent members of the Board of Directors. General and administrative expenses consist primarily of insurance and outside service costs.

On February 26, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $.87 per share on the outstanding shares of Series A Preferred Stock for the period of December 22, 1997 through March 31, 1998. Dividends of $450,225 and $49,887 were subsequently paid on March 31, 1998 for the period

January 1 through March 31, 1998, and April 13, 1998, for payment for the period December 22 through December 31, 1997, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans or Commercial Mortgage Loans included in the Company's portfolio which litigation would have a material effect on the business or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below.

NO.    EXHIBIT
 11   Computation of Net Income Per Common Share
 12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements.
 27   Financial Data Schedule

(b) No reports on Form 8-K were issued during the three months ended March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on May 13, 1998.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

 By:
    -----------------------------------------
    Read P. Dunn
    President and Chief Executive Officer
    (Duly authorized representative)

 By:
    --------------------------------------
    David L. Shelp
    Director, Treasurer and Chief Financial Officer
    (Principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
------- ---                     -----------

  11                            Computation of Net Income Per Common Share

  12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements

  27                            Financial Data Schedule