Form 10-Q
period 1998-06-30
FRANKLIN FINANCE CORP
filed 1998-08-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER: 0-23469

                          FRANKLIN FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         MICHIGAN                         38-3372606
               (STATE OR OTHER JURISDICTION OF)        (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

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

                                    YES    X     NO
                                         -----      -----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF JUNE 30, 1998.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:
                                                                           PAGE

       (A)STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 1998
            AND DECEMBER 31, 1997............................................1

       (B)STATEMENT OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS
            ENDED  JUNE 30, 1998.............................................2

       (C)STATEMENT OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS
            ENDED JUNE 30, 1998..............................................3

       (D)STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 1998....................................................4

       (E)NOTES TO FINANCIAL STATEMENTS......................................5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................6

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
             RISK  ..........................................................8

                       PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS ................................................9

  ITEM 2.  CHANGES IN SECURITIES.............................................9

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9

  ITEM 5.  OTHER INFORMATION.................................................9

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................9

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

Assets                                                   June 30, 1998   December 31, 1997
                                                         ---------------------------------
                                                          (unaudited)
Cash in bank                                             $  2,590,394    $             268
Loans
  Residential Homes Loans                                  18,751,769           22,736,015
  Commercial Loans                                         15,824,114           18,752,685
Allowance for loan losses                                     (12,000)
                                                         ---------------------------------
Net Loans                                                  34,563,883           41,488,700

Other investments                                           4,584,361
Accrued interest on investments                                53,015
Accrued Interest - Residential                                 96,755              112,244
Accrued Interest - Commercial                                 101,975              115,989
Due from parent company                                       143,109               27,624
Prepaid expenses                                               17,675
Deferred tax on unrealized gains/losses                          (867)
                                                         ---------------------------------
Total Assets                                             $ 42,150,299    $      41,744,825
                                                         =================================

Liabilities and Shareholders' Equity

Dividend Payable - Preferred                                             $          49,340
Dividend Payable - Common                                                           53,207
                                                         ---------------------------------
Total Current Liabilities                                                          102,547

Shareholders' Equity
Common Stock par value $300.00; 60,000 shares
   authorized, 22,077 shares  issued and outstanding        6,623,100            6,623,100
Preferred Stock, par value $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding     20,700,000           20,700,000
Paid in Surplus                                            14,319,178           14,319,178
Unrealized gain                                                 1,682
Retained Earnings                                             506,340
                                                         ---------------------------------
Total Shareholders' Equity                                 42,150,300           41,642,278

Total Liabilities/Shareholders' Equity                   $ 42,150,300    $      41,744,825
                                                         =================================

The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              Six Months Ended              Three Months Ended
                                                               June 30, 1998                   June 30, 1998
                                                              ------------------------------------------------
Interest Income

Interest on residential                                       $        816,516              $          383,091
Interest on commercial                                                 751,483                         356,774
Total interest on loans                                              1,567,999                         739,865
Provision for loan losses                                               12,000
                                                              ------------------------------------------------

Total interest income after provision for loan losses                1,555,999                         739,865
                                                              ------------------------------------------------

Expenses

Director's fees                                                          1,000                               0
Outside services                                                         4,803                           4,044
Advisory fee                                                            62,544                          31,272
Insurance                                                               15,391                           7,692
Loan service  fee                                                       64,924                          35,138
                                                               -----------------------------------------------

Total expenses                                                         148,662                          78,146
                                                               -----------------------------------------------

Net income                                                     $     1,407,336              $          661,719
                                                               ===============================================

Preferred stock dividend                                               900,997                         450,225
                                                               -----------------------------------------------

Net income available to common shareholders                    $       506,339              $          211,494
                                                               ===============================================

 Earnings per common share - basic                             $         22.94              $             9.58


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     For the Six months Ended June 30, 1998

                                                                                          Unrealized
                                              Preferred        Common        Paid in     Gain/(Loss)       Retained
                                                Stock          Stock         Surplus     on Securities     Earnings       Totals
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1997                  $  20,700,000    $ 6,623,100    $ 14,319,178                              $ 41,642,278
Net Income                                                                                               $ 1,407,336     1,407,336
Capital Contribution from
   Common Shareholder                                                             67,552                                    67,552
Additional Expenses for Preferred
   Stock Offering                                                                (67,552)                                  (67,552)
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                                (900,997)     (900,997)
Change in unrealized gain (loss) on
   securities available for sale net of tax                                                     1,682                        1,682
                                            --------------------------------------------------------------------------------------
Balance, June 30, 1998                      $  20,700,000    $ 6,623,100    $ 14,319,178       $1,682    $   506,339  $ 42,150,299
                                            ======================================================================================


The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                     For the Six months Ended June 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 1,407,337
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                         12,000
   Amortization on securities                                                      (117,431)
   Increase in accrued interest receivable                                          (23,512)
   Increase in prepaid expenses and other assets                                   (133,160)
   Decrease in other liabilities                                                   (102,547)
                                                                                -----------
Total adjustments                                                                  (364,650)
                                                                                -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,042,687
                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of commercial loans                                                       (981,840)
Purchase of securities available for sale                                        (4,464,381)
Net (increase)/decrease in loans                                                  7,894,657
                                                                                -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         2,448,436
                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend on preferred stock                                                        (900,997)
                                                                                -----------
NET CASH USED IN FINANCING ACTIVITIES                                              (900,997)
                                                                                -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,590,126
                                                                                -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        268
                                                                                -----------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1998                                      $ 2,590,394
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

NOTE 2 - RESIDENTIAL  AND C0MMERICAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 48.3% bear interest at fixed rates. At June 30, 1998, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.25% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at June 30, 1998 was approximately 8.25% per annum.

Of the residential mortgage loans included in the portfolio, approximately 51.7% bear interest at adjustable rates. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.875% per annum to 8.75% per annum as of June 30, 1998. As of June 30, 1998, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.87% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $140,670 to $1.9 million as of June 30, 1998.

Of the commercial mortgage loans included in the portfolio at June 30, 1998, 59.7% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 12.00% per annum at June 30, 1998.

Of the commercial mortgage loans included in the portfolio at June 30, 1998, 40.3% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 8.00% per annum to 12.5% per annum as of June 30, 1998.

NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION, ("FHLMC") MORTGAGE BACKED SECURITIES

During the second quarter of 1998 the Company purchased from the Bank a Federal Home Loan Mortgage Corporation Mortgage Backed Security for $4.6 million. This security has a weighted average life of 1.44 years and is yielding a weighted average yield to maturity of 6.33%.

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

NOTE 5 - DIVIDENDS:

During the six months ended June 30, 1998, the Company's Board of Directors declared $950,337 of preferred stock dividends. Dividends of $450,225 were paid on June 30, 1998 and March 31, 1998, respectively. The remaining dividend of $49,887, representing dividends due for the period December 22 through December 31, 1997, were paid on April 13, 1998.

                                     PART I

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Residential, Commercial Mortgage Loans and Federal Home Loan Mortgage Corporation Mortgage Backed Securities

At June 30, 1998, the Company had $18.8 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $4.4 million decrease from the balance at December 31, 1997, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 1998, the Company had $15.8 million invested in mortgage loans secured by income-producing properties ("Commerical Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $2.9 million decrease from the balance at December 31, 1997, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $3.9 and the purchase of loans for the portfolio of $1.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commerical Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 1998 the Bank had outstanding principal balances of $4.5 million invested in a "FHLMC" mortgage backed note. These loans are for single family residential loans. The weighted average calculated term to maturity is 1.44 years with an average weighted yield to maturity of 6.33%.

At June 30, 1998, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the six months ended June 30, 1998 is as follows:

                                               Six Months Ended
                                                June 30, 1998
                                               ----------------
Balance at beginning of period                   $    12,000
Provision for loan losses
Charge-offs                                                0
Recoveries                                                 0
                                                 -----------

Balance at end of period                         $    12,000
                                                 -----------

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

During the six-month period ended June 30, 1998 (the "six-month period") and three months ended June 30, 1998 (the "three-month period"), the Company reported net income of $1.4 million and $662,000 respectively. Interest income on Residential Mortgage Loans totaled $817,000 and $383,000 for the six-month and three-month periods, respectively, which represents an average yield on such loans of 7.89% and 7.70%, respectively. Interest income on Commercial Mortgage Loans totaled $751,000 and $357,000 for the six-month and three-month periods, respectively, which represents an average yield on such loans of 8.68% and 8.55%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the six-month and three-month periods was $20.7 million and $19.9 million, respectively. The average loan balance of the Commercial Mortgage Loan portfolio for the six-month and three-month periods was $17.3 million and $16.7 million, respectively.


Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the six-month period ending June 30, 1998.

Operating expenses totaling $149,000 and $78,000 for the six-month and three-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $65,000 and $35,000 for the six-month and three-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Advisory fees paid to the Bank for the six-month and three-month periods totaled $63,000 and $31,000, respectively. Directors fees totaled $1,000 for the six-month period, and represents compensation to the 2 independent members of the Board of Directors. General and administrative expenses consist primarily of insurance and outside service costs.

On June 4, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $.2175 per share on the outstanding shares of Series A Preferred Stock. Dividends of $450,225 were subsequently paid on June 30, 1998 for the period April 1 through June 30, 1998.

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

EXHIBIT
  NO.                 DESCRIPTION
  11      Computation of Net Income Per Common Share
  12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements.
  27      Financial Data Schedule

(b) No reports on Form 8-K were issued during the Six months ended June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on August 14, 1998.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

         By: /s/ Read P. Dunn


           --------------------------------------
           Read P. Dunn
           President and Chief Executive Officer
           (Duly authorized representative)

         By:  /s/ David L. Shelp


           --------------------------------------
           David L. Shelp
           Director, Treasurer and Chief Financial Officer
           (Principal financial and accounting officer)

                                Exhibit Index
                                -------------

EXHIBIT
  NO.                   DESCRIPTION

  11            Computation of Net Income Per Common Share
  12            Computation of ratio of income to fixed charges and Preferred
                Stock dividend requirements
  27            Financial Data Schedule