Form 10-Q
period 1998-09-30
FRANKLIN FINANCE CORP
filed 1998-11-16
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                    YES X NO

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF SEPTEMBER 30, 1998.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:                                             PAGE

     STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998
          AND DECEMBER 31, 1997............................................. 1

     STATEMENT OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS
          ENDED SEPTEMBER 30, 1998.......................................... 2

     STATEMENT OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS
          ENDED SEPTEMBER 30, 1998.......................................... 3

     STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 1998................................................ 4

     NOTES TO FINANCIAL STATEMENTS.......................................... 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS FOR THE NINE AND
        THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998........................ 6

        RESULT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
        AND THREE MONTHS ENDED SEPTEMBER 30, 1998........................... 8

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK  ........................................................... 9

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................. 9

ITEM 2.  CHANGES IN SECURITIES.............................................. 9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .............. 9

ITEM 5.  OTHER INFORMATION.................................................. 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 9

SIGNATURES..................................................................11

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION

Assets                                                 September 30, 1998 December 31, 1997
                                                       ------------------------------------
                                                           (unaudited)
Cash in bank                                             $  2,070,991          $       268
Loans
  Residential Homes Loans                                  16,554,383           22,736,015
  Commercial Loans                                         14,526,309           18,752,685
Allowance for loan losses                                     (12,000)
                                                         ---------------------------------
Net Loans                                                  31,068,692           41,488,700


Other investments                                           7,859,097
Accrued interest on investments                                89,499
Accrued Interest - Residential                                 94,625              112,244
Accrued Interest - Commercial                                  98,249              115,989
Due from parent company                                     1,117,763               27,624
Prepaid expenses and other assets                               7,053
                                                         ---------------------------------
Total Assets                                             $ 42,405,968          $41,744,825
                                                         =================================

Liabilities and Shareholders' Equity


Dividend Payable - Preferred                                                   $    49,340
Dividend Payable - Common                                                           53,207
Misc  Accounts Payable                                   $      2,000
                                                         ---------------------------------
Total Current Liabilities                                       2,000              102,547


Shareholders' Equity
Common Stock par value $300.00; 60,000 shares
   authorized, 22,077 shares  issued and outstanding        6,623,100            6,623,100
Preferred Stock, par value $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding     20,700,000           20,700,000
Paid in Surplus                                            14,319,178           14,319,178
Unrealized gain                                                 3,466
Retained Earnings                                             758,225
                                                         ---------------------------------
Total Shareholders' Equity                                 42,403,969           41,642,278


Total Liabilities/Shareholders' Equity                   $ 42,405,969          $41,744,825
                                                         =================================

  The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 Nine Months Ended          Three Months Ended
                                                                 September 30, 1998         September 30, 1998
                                                                 ---------------------------------------------
Interest Income


Interest on residential loans                                    $        1,166,243         $          349,727
Interest on commercial loans                                              1,096,584                    345,101
Interest on mortgage backed securities                                       89,734                     89,734
                                                                 ---------------------------------------------
Total interest                                                            2,352,561                    784,562
Provision for loan losses                                                    12,000
                                                                 ---------------------------------------------
Total interest income after provision for loan losses                     2,340,561                    784,562
                                                                 ---------------------------------------------
Expenses

Director's fees                                                               3,000                      2,000
Outside services                                                              5,949                      1,146
Advisory fee                                                                 93,816                     31,272
Insurance                                                                    23,083                      7,692
Loan service  fee                                                            99,266                     34,342
Single business tax                                                           6,000                      6,000
                                                                 ---------------------------------------------
Total expenses                                                              231,114                     82,452
                                                                 ---------------------------------------------
Net income                                                       $        2,109,447          $         702,110
                                                                 =============================================
Preferred stock dividend                                                  1,351,222                    450,225
                                                                 ---------------------------------------------
Net income available to common shareholders                      $          758,225          $         251,885
                                                                 =============================================
 Earnings per common share - basic                                           $34.34                     $11.41


  The Notes to Financial Statements are an integral part of these statements.

                        FRANKLIN FINANCE CORPORATION
                      STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                 For the Nine months Ended September 30, 1998

                                                                                        Unrealized
                                        Preferred       Common          Paid in         Gain/(Loss)     Retained
                                          Stock          Stock          Surplus         on Securities   Earnings        Totals
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 1997            $  20,700,000    $ 6,623,100     $ 14,319,178                                 $  41,642,278
Net Income                                                                                            $  2,109,447      2,109,447
Capital Contribution from
 Common Shareholder                                                          67,552                                        67,552
Additional Expenses for Preferred
 Stock Offering                                                             (67,552)                                      (67,552)
Dividends on 8.70% Noncumulative
 Series A Preferred Shares                                                                              (1,351,222)    (1,351,222)
Change in unrealized gain (loss) on
 securities available for sale net of tax                                                   3,466                           3,466
Balance, September 30, 1998           -------------------------------------------------------------------------------------------
                                      $  20,700,000    $ 6,623,100     $ 14,319,178        $3,466     $    758,225  $  42,403,969
                                      -------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 2,109,447
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                         12,000
   Amortization on securities                                                       (84,484)
   Increase in accrued interest receivable                                          (54,140)
   Increase in prepaid expenses and other assets                                 (1,098,977)
   Decrease in other liabilities                                                   (100,547)
                                                                                -----------
Total adjustments                                                                (1,326,148)
                                                                                -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           783,299
                                                                                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of commercial loans                                                       (981,840)
Purchase of securities available for sale                                        (8,674,529)
Repayment                                                                           905,167
Net decrease in loans                                                            11,389,848
                                                                                -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         2,638,646
                                                                                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend on preferred stock                                                      (1,351,222)
                                                                                -----------
NET CASH USED IN FINANCING ACTIVITIES                                            (1,351,222)
                                                                                -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,070,723
                                                                                -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        268
                                                                                -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1998                                 $ 2,070,991
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

NOTE 2 - RESIDENTIAL  AND COMMERICAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 47.4% bear interest at fixed rates. At September 30, 1998, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.25% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at September 30, 1998 was approximately 8.17% per annum.

Of the residential mortgage loans included in the portfolio, approximately 52.6% bear interest at adjustable rates. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.875% per annum to 8.55% per annum as of September 30, 1998. As of September 30, 1998, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.86% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $112,459 to $1.9 million as of September 30, 1998.

Of the commercial mortgage loans included in the portfolio at September 30, 1998, 56.3% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 12.00% per annum at September 30, 1998. As of September 30, 1998, the weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 9.65% per annum.

Of the commercial mortgage loans included in the portfolio at September 30, 1998, 43.7% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 8.00% per annum to 10.0% per annum as of September 30, 1998, weighted average yield equals 8.66% per annum.

NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION, ("FHLMC") MORTGAGE BACKED SECURITIES

On the last day of the second quarter of 1998 the Company purchased from the Bank a Federal Home Loan Mortgage Corporation & FNMA Mortgage Backed Security for $4.6 million. This security has a weighted average life of 1.44 years and is yielding a weighted average yield to maturity of 6.30%. During the third quarter of 1998 the company purchased a FNMA agency debt for $3.5 million at a yield of 5.22% maturing July 1999.

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

NOTE 5 - DIVIDENDS:

During the nine months ended September 30, 1998, the Company's Board of Directors declared $1,400,562 of preferred stock dividends. Dividends of $450,225 were paid on September 30, 1998, June 30, 1998 and March 31, 1998, respectively. The remaining dividend of $49,887, representing dividends due for the period December 22 through December 31, 1997, were paid on April 13, 1998.

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

The Bank administers the day-to-day activities of the Company in its role as advisor under an Advisory Agreement. The Bank also services the Company's Mortgage Assets pursuant to servicing agreements between the Company and the Bank. These assets represent residential loans, commercial mortgage loans, Federal Home Loan mortgage backed securities, and FNMA agency debt securities.

At September 30, 1998, the Company had $16.6 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $6.2 million decrease from the balance at December 31, 1997, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 1998, the Company had $14.5 million invested in mortgage loans secured by income-producing properties ("Commerical Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $4.2 million decrease from the balance at December 31, 1997, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $5.2 million and the purchase of loans for the portfolio of $1.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commerical Mortgage Loans, or mortgage backed securities to be purchased from either the Bank or its affiliates. It is anticipated that more purchases of mortgage backed securities will be completed during the fourth quarter of 1998. See "Results of Operations."

At September 30, 1998 the Bank had outstanding principal balances of $7.9 million invested in a "FHLMC" mortgage backed note and a "FNMA" agency security. These loans are for single family residential loans. The weighted average yield to maturity of these investments is 5.8%.

At September 30, 1998, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the nine months ended September 30, 1998 is as follows:

                                                        Nine Months Ended
                                                       September 30, 1998
                                                       ------------------
Balance at beginning of period                         $           12,000
Provision for loan losses
Charge-offs                                                             0
Recoveries                                                              0
                                                       ------------------
Balance at end of period                               $           12,000
                                                       ------------------


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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

During the nine-month period ended September 30, 1998 (the "nine-month period") and three months ended September 30, 1998 (the "three-month period"), the Company reported net income of $2.1 million and $702,110 respectively. Interest income on Residential Mortgage Loans totaled $1,116,243 and $349,727 for the nine-month and three-month periods, respectively, which represents an average yield on such loans of 7.92% and 7.92%, respectively. Interest income on Commercial Mortgage Loans totaled $1,096,584 and $345,101 for the nine-month and three-month periods, respectively, which represents an average yield on such loans of 8.79% and 9.33%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the nine-month and three-month periods was $19.6 million and $17.6 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the nine-month and three-month periods was $16.3 million and $15.2 million, respectively. The Company does not anticipate any material change in the amount of interest income to be earned on these investments for the remainder of fiscal year 1998.

Interest income earned on investment securities totaled $89,734 for the period ended September 30, 1998. Due to the purchase of a FHLMC note on June 30, 1998, the amount of interest income earned for the 3 months ended September 30, 1998 equals what was earned for the year to date period.

Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the nine-month period ending September 30, 1998. No additional provision for loan losses is expected to be made during the last quarter of fiscal 1998.

Operating expenses totaling $231,114 and $82,452 for the nine-month and three-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $99,266 and $34,342 for the nine-month and three-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Advisory fees paid to the Bank for the nine-month and three-month periods totaled $93,816 and $31,272, respectively. Directors fees totaled $3,000 for the nine-month period, and represents compensation to the 2 independent members of the Board of Directors. General and administrative expenses consist primarily of insurance and outside service costs. It is anticipated that no material increase in these expenditures will occur during the last quarter of fiscal year 1998.

On September 11, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $.2175 per share on the outstanding shares of Series A Preferred Stock. Dividends of $450,225 were subsequently paid on September 30, 1998 for the period July 1, 1998 through September 30, 1998.

Franklin Finance Corporation is linked with Franklin Bank's year 2000 compliance efforts because Franklin Finance Corporation is a wholly owned subsidiary of Franklin Bank. Please refer to Franklin Bank's September 30, 1998, Form 10-Q for a description of Year 2000 compliance status.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. Neither the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans or Commercial Mortgage Loans included in the Company's portfolio, which litigation would have a material adverse effect on the business or operations of the Company.

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

(b) No reports on Form 8-K were issued during the Nine months ended September 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on November 10, 1998.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ Read P. Dunn
                         -----------------------------------------------
                         Read P. Dunn
                         President and Chief Executive Officer
                         (Duly authorized representative)

                    By:  /s/ David L. Shelp
                         -----------------------------------------------
                         David L. Shelp
                         Director, Treasurer and Chief Financial Officer (Principal financial and accounting officer)

                                 Exhibit Index
                                 -------------




Exhibit No.                   Description
-----------                   -----------


NO.     EXHIBIT
  11     Computation of Net Income Per Common Share
  12     Computation of ratio of income to fixed charges and Preferred Stock dividend requirements.
  27     Financial Data Schedule
