Form 10-K405
period 1998-12-31
FRANKLIN FINANCE CORP
filed 1999-04-01
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                       COMMISSION FILE NUMBER: 330-23469


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

                                 (248) 358-4710
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of Act:

Title of each class                   Name of each exchange on which registered
------------------------------------  -----------------------------------------
8.70% Noncumulative Exchangeable      Nasdaq National Market
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
               N/A
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares outstanding of the registrant's sole class of common stock is 22,077 shares, $300 par value, as of December 31, 1998. All of the shares of common stock were held by Franklin Bank at December 31, 1998; accordingly, no common stock is held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                          FRANKLIN FINANCE CORPORATION


                                TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS........................................................... 3
ITEM 2. PROPERTIES......................................................... 5
ITEM 3. LEGAL PROCEEDINGS.................................................. 5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 5

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS................................................ 5
ITEM 6. SELECTED FINANCIAL DATA............................................ 7
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................ 7
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK........................................................10
ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.......................... i
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................11

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................11
ITEM 11. EXECUTIVE COMPENSATION............................................12
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.............................................12
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................12

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K...............................................13


Except for the historical information contained herein, the matters discussed herein may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

                                     PART I
ITEM 1. BUSINESS

GENERAL

Franklin Finance Corporation ("Company") is a Michigan corporation incorporated on September 25, 1997, and created for the purpose of acquiring and holding real estate mortgage assets. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $300.00 per share ("Common Stock"), are owned by Franklin Bank, N.A., a nationally chartered and federally insured national bank ("Bank"). The Company was formed by the Bank to provide the Bank with a cost-effective means of raising capital.

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

The Company's principal business is to acquire, hold and manage mortgage loans that will generate net income for distribution to shareholders. The Company currently acquires all of its mortgage loans from the Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family (one-to-four-unit) residential real estate properties ("Residential Mortgage Loans") or by commercial real estate properties ("Commercial Mortgage Loans"). The Company also from time to time acquires investment grade mortgage securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986, as amended ("Code"). Mortgage loans underlying the mortgage securities are secured by single-family residential, multifamily, or commercial real estate properties located in the United States.

The Company's policy is not to acquire any commercial mortgage loan if such commercial mortgage loan constitutes more than 5% of the total book value of the Mortgage Loans of the Company at the time of its acquisition. The Company's policy also prohibits the acquisition of any mortgage loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage securities), which mortgage loan (i) is delinquent in the payment of principal or interest: (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in nonaccrual status are generally loans that are past due 90 days or more in principal or interest and classified loans are troubled loans which are deemed substandard or doubtful and where the full collectibilty of principal and interest on such loan is doubtful.

Substantially all of the real estate properties underlying the Company's Residential Mortgage Loans and all of the commercial properties underlying the Company's Commercial Mortgage Loans included in the current portfolio are located in Michigan. Consequently, these Mortgage Loans may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of property owners in Michigan to make payments of principal and interest on the underlying mortgages.

Mortgage-backed securities represent an ownership interest in mortgage loans by financial institutions such as savings and loans, commercial banks or mortgage companies to finance the borrowers purchase of a home or other real estate.

The majority of mortgage-backed securities are issued and/or guaranteed by an agency of the U.S. Government, the Government National Mortgage Association (GNMA or Ginnie Mae), or by government-sponsored enterprises such as the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac), Ginnie Mae is a government-owned corporation within the Department of Housing and Urban Development.

Issuers of mortgage-backed securities are typically very selective in choosing the mortgages that make up their pools. Beyond the basic security of the mortgage loans themselves, mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac carry additional guarantees, which enhance their credit worthiness. These guarantees pertain to the timely payment of principal and interest.

Unlike Ginnie Mae's guarantee, neither Fannie Mae's nor Freddie Mac's guarantees are backed by the full faith and credit of the U.S. Government. However, the credit markets consider the securities of these two entities to be nearly equivalent to those issued by agencies which have the full faith and credit guarantee. Thus, they carry an implied AAA rating.

The mortgage-backed securities owned by the Company at December 31, 1998 were issued by FNMA and the FHLMC.

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

EMPLOYEES

The Company has four officers. All of the officers of the Company are also officers of the Bank. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to an Advisory Agreement ("Advisory Agreement").

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

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of independent directors, to determine that it is in the best interest of the Company and its shareholders to revoke its REIT status. As of December 31, 1998, management of the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GENERAL

The Company is authorized to issue up to 60,000 shares of common stock $300.00 par value per share and 2,500,000 shares of Preferred Stock, $10.00 liquidation preference per share ("Preferred Stock"). Preferred Stock totaling 2,070,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 22,077 shares of Common Stock outstanding at December 31, 1998 and accordingly, there is no trading market for the Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of the Series A Preferred Shares, all voting rights are vested in the Common Stock. The holders of the Common Stock are entitled to one vote per share.

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

COMMON STOCK

There is no established public trading market in the Company's Common Stock. As of March 26, 1999, there were 22,077 issued and outstanding shares of Common Stock held by one shareholder, the Bank. On December 31, 1998, the Company declared a cash dividend of $43.58 per common share of Common Stock to the shareholder of record on December 31, 1998. The dividend was paid on January 31, 1999.

PREFERRED STOCK

The Series A Preferred Shares are listed on the NASDAQ National Market under the trading symbol "FSVBP". As of March 26, 1999, there were 2,070,000 issued and outstanding Series A Preferred Shares held by approximately 69 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the year ended December 31, 1998.
The table also indicates the distributions paid by the Company during this period.


                                         Price
                                  -------------------
    Quarter Ended                 High            Low                Distributions

March 31, 1998                   10.785           10.188               $450,225
June 30, 1998                    10.375            9.50                $450,225
September 30, 1998                9.875            8.375               $450,225
December 31, 1998                10.063            8.375               $450,772

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





                                                                         As of or
                                                                   For the period from
                                                 As of or           December 22, 1997
                                            For the Year Ended     (inception) through
                                             December 31, 1998      December 31, 1997
                                             -----------------      -----------------

OPERATING DATA:

FOR THE YEAR
Interest income                                  $ 3,076,526         $   102,547
  Net income                                       2,763,552             102,547
  Income available to common shareholder             962,105              53,207
  Income per common share                              43.58                2.41

DIVIDENDS DECLARED:

Dividends on common stock                        $   962,105         $    53,207
Dividends on preferred stock                       1,801,447              49,340

BALANCE SHEET DATA:

AT YEAR END
  Net loans                                      $25,033,927         $41,488,700
  Mortgage-backed securities                      15,028,748                  --
  Total assets                                    42,559,875          41,642,825
  Total shareholders' equity                      41,597,770          41,642,278
  Number of preferred shares outstanding           2,070,000            2,070,00
  Number of common shares outstanding                 22,077              22,077





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

RESIDENTIAL MORTGAGE LOANS. At December 31, 1998 and 1997, the Company had $13.8 million and $22.8 million, respectively, invested in Residential Mortgage Loans. The decrease is due to repayments of mortgage loans in 1998. The Company reinvested the proceeds recovered from the repayment of Residential Mortgage Loans in Mortgage-backed Securities.

At December 31, 1998 and 1997, there were no delinquent or nonaccrual Residential Mortgage Loans.

COMMERCIAL MORTGAGE LOANS. At December 31, 1998 and 1997, the Company had $11.2 million and $18.8 million, respectively, invested in Commercial Mortgage Loans. The decrease is due to repayments of mortgage loans in 1998. The Company reinvested the proceeds recovered from the repayment of Commercial Mortgage Loans in Mortgage-backed Securities.

The following table reflects the composition of Mortgage Loans at December 31, 1998:

                                                           Weighted
                                    Principal               Average        Percent of
                                     Balance             Interest Rate    Total Loans
                                  ---------------------------------------------------
LOAN TYPE

Residential Mortgage Loans
  Fixed                            $  6,252,783               8.16%          24.98%
  Variable                            7,546,290               7.73%          30.14%
                                   -----------------------------------------------
                                   $ 13,799,073               7.93%          55.12%


Commercial Mortgage Loans
  Fixed                            $  8,270,071               9.36%          33.04%
  Variable                            2,976,783               8.79%          11.89%
                                   -----------------------------------------------
                                   $ 11,246,854               9.19%          44.93%
Allowance for Loans Loss                (12,000)                             (0.05%)

Total Loans, Net                   $ 25,033,927               8.49%         100.00%
                                   ===============================================




The following table reflects the composition of Mortgage Loans at December 31, 1997:

                                                           Weighted
                                    Principal               Average        Percent of
                                     Balance             Interest Rate    Total Loans
                                  ---------------------------------------------------
LOAN TYPE

Residential Mortgage Loans
  Fixed                            $ 12,686,696               8.33%          30.58%
  Variable                           10,049,319               8.06%          24.22%
                                   -----------------------------------------------
                                   $ 22,736,015               8.20%          54.80%


Commercial Mortgage Loans
  Fixed                            $  9,282,579               8.91%          22.37%
  Variable                            9,470,106               9.16%          22.83%
                                   -----------------------------------------------
                                   $ 18,752,685               9.04%          45.20%

Allowance for Loans Loss                 -

Total Loans, Net                   $ 41,488,700               8.58%         100.00$
                                   ===============================================



MORTGAGE-BACKED SECURITIES. At December 31, 1998, the Company had $15.0 million invested in mortgage-backed securities. At December 31, 1997, the Company had no investment in mortgage-backed securities. The increase in 1998 is due to the Company's reinvestment of mortgage loan repayments in mortgage-backed securities. The weighted average maturity and yield of these investments at December 31, 1998 are 1.61 years and 5.88%, respectively.

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

Geographically, the Company's Mortgage Loans are generally located in the Michigan. Geographic concentration of loans may present risks in addition to those present with respect to Mortgage Loans generally. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

RESULTS OF OPERATIONS

For the years ended December 31, 1998 and the period from December 22, 1997 (inception) through December 31,1997, the Company reported net income of $962,105 and $102,547, respectively. Interest income on Residential Mortgage Loans totaled $1,464,172 for 1998 and $50,358 for the period from December 22, 1997 (inception) through December 31,1997, which represents an average yield on such loans of 8.02% and 8.20%, respectively. Interest income on Commercial Mortgage Loans totaled $1,415,079 for 1998 and $52,189 for the period from December 22, 1997 (inception) through December 31,1997, which represents an average yield on such loans of 9.43% and 9.04%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the years ended December 31, 1998 and 1997 was $67,976 and $79,644, respectively. The average loan balance of the Commercial Mortgage Loan portfolio for the years ended December 31, 1998 and 1997 was $965,143 and $776,315,respectively,

Operating expenses totalled $300,974 and $0, respectively, for the years ended December 31, 1998 and the period from December 22, 1997 (inception) through December 31,1997.

The Company also declared a cash dividend of $43.58 per Common Share, which was paid on January 31, 1999.

The Company also declared a cash dividend of $.2175 on Preferred Shares to shareholders of record on December 31, 1998.

YEAR 2000 COMPLIANCE

As with many other companies, the Company is dependant on others for its computer technology. The Bank provides computer programming and administrative services through the Advisory Agreement and the Servicing Agreement.

Although the Bank has conducted internal development and testing of their computer systems to insure millennium compliance, they cannot give the Company assurance that their internal systems will be completely free of errors. Furthermore, they cannot give any assurance that all of their vendors will deliver Year 2000 compliant certificates or that the vendors will in fact be Year 2000 compliant despite their certification of compliance. If either their computer systems or those of their vendors fail to function properly because of the Year 2000 problem, the results of our operations may materially suffer.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           CONTENTS                                                                  Page

(a)    Report of Independent Certified Public Accountants                             ii

(b)    Balance Sheets at December 31, 1998, and 1997                                 iii

(c)    Statements of Income for the year ended December 31, 1998 and for the
       period from December 22, 1997 (inception) through December 31, 1997            iv

(d)    Statements of Comprehensive Income for the year ended December 31, 1998 and for the period from December 22, 1997 (inception) through
       December 31, 1997                                                               v

(e)    Statements of Shareholders' Equity for the year ended December 31, 1998, and for the period from December 22, 1997 (inception) through December
       31, 1997                                                                       vi

(f)    Statements of Cash Flows for the year ended December 31, 1998, and for the period from December 22, 1997 (inception) through December 31,
       1997                                                                          vii

(g)    Notes to Financial Statements                                                viii

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of Franklin Finance Corporation:

We have audited the accompanying balance sheets of Franklin Finance Corporation (the "Company") as of December 31, 1998 and 1997 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from December 22, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Finance Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from December 22, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
-------------------------
Grant Thornton LLP
Southfield, Michigan
January 28, 1999

                          FRANKLIN FINANCE CORPORATION
                                 BALANCE SHEETS

                                                                                     At December 31,
                                                                            ---------------------------------
ASSETS                                                                           1998                1997
                                                                            ---------------------------------

Cash                                                                       $    106,546          $        268
Loans

Residential mortgage loans                                                   13,799,073            22,736,015
   Commercial mortgage loans                                                 11,246,854            18,752,685
   Allowance for loan losses                                                    (12,000)
-------------------------------------------------------------------------------------------------------------

Net loans                                                                    25,033,927            41,488,000

Mortgage-backed securities, available for sale                               15,028,748
Accrued interest - mortgage-backed securities                                   181,089
Accrued interest - residential loans                                             67,278               112,244
Accrued interest - commercial loans                                              79,689               115,989
Due from parent company                                                       2,039,668                27,624
Prepaid expenses and other assets                                                22,930
-------------------------------------------------------------------------------------------------------------
Total assets                                                               $ 42,559,875          $ 41,744,825
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

  Dividend payable - Preferred                                                                   $     49,340
  Dividend payable - Common                                                $    962,105                53,207
-------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                     962,105               102,547

  Shareholders' equity
  Common Stock par value $300.00; 60,000 shares
     authorized, 22,077 shares issued and outstanding                        6, 623 100             6 623,100
  Preferred Stock, liquidation preference $10.00; 2,500,000 shares
     authorized, 2,070,000 shares issued and outstanding                     20,700,000            20,700,000
 Paid in surplus                                                             14,319,178            14,319,178
  Accumulated other comprehensive loss                                          (44,508)
  Retained earnings
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 41,597,770            41,642,278
-------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $ 42,559,875          $ 41,744,825
=============================================================================================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                              STATEMENTS OF INCOME


                                                                              For the period from
                                                                              December 22, 1997
                                                        For the year ended   (inception) through
                                                        December 31, 1997     December 31, 1997
                                                        ---------------------------------------

Interest income

Interest on residential mortgage loans                      $1,464,172         $   50,358
Interest on commercial mortgage loans                        1,415,079             52,189
Interest on mortgage-backed securities                         197,275
-----------------------------------------------------------------------------------------
Total interest income                                        3,076,526            102,547
Provision for loan losses                                       12,000
-----------------------------------------------------------------------------------------
Net interest income after provision for loan losses          3,064,526            102,547
-----------------------------------------------------------------------------------------

Operating expense
Advisory fee - paid to parent                                  125,000
Loan service fee - paid to parent                              125,053
Other general and administrative                                50,921
-----------------------------------------------------------------------------------------
Total operating expense                                        300,974
-----------------------------------------------------------------------------------------
Net income                                                   2,763,552            102,547
Preferred stock dividend                                     1,801,447             49,340
-----------------------------------------------------------------------------------------
Net income available to common shareholder                  $  962,105         $   53,207
=========================================================================================
   Income per common share                                  $    43.58         $     2.41


The accompanying notes are an integral part of these statements.



                          FRANKLIN FINANCE CORPORATION

                       STATEMENTS OF COMPREHENSIVE INCOME



                                                        For the period from
                                                        December 22, 1997
                                  For the year ended   (inception) through
                                  December 31, 1997     December 31, 1997
                                  ---------------------------------------


Net income                              $ 2,763,552          $   102,547
Other comprehensive loss
      Unrealized holding losses             (44,508)
------------------------------------------------------------------------
Comprehensive income                    $ 2,719,044          $   102,547
========================================================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Accumulated
                                                Common         Preferred      Paid in   Other Comprehensive Pertained
                                                 Stock         Stock          Surplus      Income (Loss)     Earnings    Totals
                                             ----------------------------------------------------------------------------------


Issuance of Common Stock                     $  6,623,100                   $ 14,319,178                               $ 20,942,278

Initial public offering of 8.70%
    Noncumulative Preferred Stock, Series A
    on December 22, 1997                                    $ 20,700,000                                                 20,700,000

Net Income                                                                                              $    102,547        102,547
Dividends on 8.70% Noncumulative
    Series A Preferred Shares                                                                                (49,340)       (49,340)
Dividends on Common Stock ($2.41 per share)                                                                  (53,207)       (53,207)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    6,623,100     20,700,000     14,319,178                                  41,642,278
Net Income                                                                                                 2,763,552      2,763,552
Capital Contribution from
    Common Shareholder                                                           67,552                                      67,552
Additional Expenses for Preferred
    Stock Offering                                                              (67,552)                                   (67, 552)
Dividends on 8.70% Noncumulative
    Series A Preferred Shares                                                                             (1,801,447)    (1,801,447)

Dividend on Common Stock ($43.58 per share)                                                                 (962,105)      (962,105)
Change in accumulated other
    comprehensive loss                                                                       $  (44,508)                    (44,508)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 $ 6,623,100 $    20,700,000   $ 14,319,178      $  (44,508)   $  -        $ 41,597,770
====================================================================================================================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                            For the period from
                                                                                                              December 22, 1997
                                                                                    For the year ended        (inception) through
                                                                                     December 31, 1998        December 31, 1997
                                                                                     ------------------------------------------

OPERATING ACTIVITIES
Net Income                                                                       $       2,763,552                  102,547
Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Provision for loan losses                                                              12,000
     Amortization on securities                                                          (440,690)
     Increase in accrued interest receivable                                              (99,823)                 (228,233)
     Increase in prepaid expenses and other assets                                        (22,930)                  (27,624)
---------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                        (551,443)                 (153,310)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                      2,212,109                  (50,763)
INVESTING ACTIVITIES
Purchase of commercial loans                                                                                    (18,754,898)
Purchase of residential loans                                                                                   (22,736,015)
Purchase of mortgage-backed securities                                                (16,451,294)
Repayment of mortgage-backed securities                                                  1,795,798
Net (increase)/decrease in loans                                                        14,453,659                    2,213
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (201,837)              (41,488,700)

FINANCING ACTIVITIES
Proceeds from the sale of common stock                                                                           20,941,278
Proceeds from the sale of preferred stock                                                                        20,700,000
Dividends paid on common stock                                                            (53,207)
Dividends paid on preferred stock                                                       1,850,787
---------------------------------------------------------------------------------------------------------------------------
NET CASH/(USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (1,903,994)               41,641,278
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH                                                            106,278                     (732)
CASH AT BEGINNING OF PERIOD                                                                    268                    1,000
---------------------------------------------------------------------------------------------------------------------------
CASH AT DECEMBER 31, 1998                                                         $        106,546               $      268
===========================================================================================================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Franklin Finance Corporation (the "Company") is a Michigan corporation which was incorporated on September 25, 1997 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Franklin Bank, N.A. (the "Bank"), a nationally chartered commercial bank.

On September 25, 1997, the Company was initially capitalized with the issuance to the Bank of 1,000 shares of the Company's common stock (the "Common Stock"), $1.00 par value. On December 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 2,070,000 shares of the Company's 8.70% Noncumulative Preferred Stock, Series A (the "Series A Preferred Shares"), $10.00 liquidation preference. These offerings, together with a separate capital contribution made by the Bank on December 22, 1997, raised net capital of $42.0 million.

The Company used the proceeds from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans at their estimated fair value of approximately $41.5 million. Such loans were recorded in the accompanying balance sheets at their estimated fair values. See
Note 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies of the Company.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

Mortgage loans are carried at the principal amount outstanding. Interest income is accrued and recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 1998 and 1997.

ALLOWANCE FOR LOAN LOSSES:

Management periodically reviews the mortgage loan portfolio to establish an allowance for loan losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future losses. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary.

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities purchased by the Company are classified as available for sale and carried at market value. Unrealized gains and losses on available for sale securities are excluded from income and recorded as an amount in a separate component of comprehensive income until realized.

CONCENTRATIONS OF CREDIT:

All of the real estate properties underlying the Company's Mortgage Loans are located in Michigan. Consequently, these Mortgage Loans may be subject to a greater risk of default than other comparable Mortgage Loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

DUE FROM PARENT COMPANY:

Due from parent company represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company.

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

EARNINGS PER COMMON SHARE:

Earnings per common share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities which would require a diluted earnings per share computation. The Company had 22,077 weighted average common shares outstanding during 1998 and 1997.

COMPREHENSIVE INCOME:

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Comprehensive Income." The Statement requires that entities present items of other comprehensive income in a financial statement with the same prominence as other financial statements. The Company adopted SFAS No. 130 in 1998.

INCOME TAXES:

The Company has elected for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 95% of its REIT taxable income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the periods ended December 31, 1998 and 1997, the Company distributed 100% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective January 1, 2000 for the Company; however, management does not expect this pronoucement to have a significant impact on the Company's financial position.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that an entity engaged in mortgage banking activities classify resulting mortgage-backed securities and other retained interests based on its ability and intent to sell or hold those investments. This statement is effective in 1999 for the Company; however, management does not expect this pronouncement to have an impact on the Company's financial position.

NOTE 3 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

The following reflects the composition of the Company's Mortgage Loans:


                                                    At December
                                        --------------------------------
                                             1998                1997
                                        --------------------------------
LOAN TYPE

Residential Mortgage Loans
  Fixed                                 $  6,252,783        $  12,686,696
  Variable                                 7,546,290           10,049,319
                                        ---------------------------------
                                        $ 13,799,073        $  22,736,015
                                        ---------------------------------

Commerical Mortgage Loans
  Fixed                                 $  8,270,071            9,282,579
  Variable                                 2,976,783            9,470,106
                                        ---------------------------------
                                        $ 11,246,854        $  18,752,685
                                        ---------------------------------
Allowance for Loan Loss                 $     12,000
                                        ---------------------------------

Total Loans, Net                        $ 25,033,927        $  41,488,700
                                        =================================

The properties collateralizing the Company's Commercial Mortgage Loans consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan.

NOTE 4 - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market value of the mortgage-backed securities available for sale at December 31, 1998 are shown below.



                                                                                              Estimated
                                                           Gross            Gross               Market
                                         Amortized        Unrealized      Unrealized           Value at
                                           Cost             Gains           Losses          December 31, 1998
                                      -----------------------------------------------------------------------

Mortgage-backed securities             $ 15,096,186        $ 6,021        $ 73,459            $ 15,028,748
                                       ===================================================================

NOTE 5 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of five years which began on December 22, 1997 and will automatically renew for additional five-year periods unless the Company delivers a notice of nonrenewal to the Bank. The Advisory Agreement may be terminated by the Company at any time upon ninety days' prior written notice. The advisory fee is $125,000 per annum payable in equal quarterly installments.

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the residential mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least thirty days notice to the Bank and payment of a termination fee. The servicing fee rate is .375% of the outstanding principal balance of the residential mortgage loans.

The Company has cash balances of $106,546 and $268 as of December 31, 1998 and 1997, respectively, held in deposit accounts with the Bank.

NOTE 6 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following methods and assumptions were used to estimate the fair value amounts at December 31, 1998 and 1997.

CASH AND DUE FROM BANK:  Carrying amount approximates fair value.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS: Fair value of the residential and commercial mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the balance sheet at December 31, 1998 and 1997, approximates fair value.

OTHER FINANCIAL ASSETS: The carrying amounts of due from parent company and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of dividends payable - common and dividends payable - preferred approximate fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are directors and executive officers of the Company are as follows:

    Name                    Age      Position and Offices Held

    Robert M. Walker         55        Director
    Lloyd A. Schwartz        70        Director
    Read P. Dunn             52        Chief Executive Officer
    Edward J. Shehab         39        Director and Senior Vice President
    David L. Shelp           52        Director, Treasurer and Chief Financial
                                       Officer
    David F. Simon           52        Director and Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

        Robert M. Walker, age 55, has served since 1992 as Senior associate at James V. McTevia & Associates, a Detroit area firm specializing in financial and management consulting services. Mr. Walker is a certified public accountant and certified fraud examiner. He has over 28 years of experience in public accounting, financial and management consulting, and the financial services industry. Mr. Walker is a member of the Company's Audit Committee.

        Lloyd A. Schwartz, age 70, is a certified public accountant and has served as the Deputy Receiver/Rehabilator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a Technical Reviewer for the Michigan Association of Certified Public Accountants peer review program since 1990. Prior to 1990, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand, LLP. Mr. Schwartz is a member of the Company's Audit Committee.

         Read P. Dunn, age 52, is Chief Executive Officer of the Bank and has held these positions since its inception in 1983. He is a certified public accountant and was the former President and senior officer at another financial institution for over 14 years.

         David L. Shelp, age 52, has been the Treasurer of the Bank since its inception in 1983. Mr. Shelp was an Assistant Treasurer of another financial institution in Lansing, Michigan from 1975 to 1981 and its Controller from 1981 to 1983. Mr. Shelp is a member of the Company's Credit Committee.

         Edward J. Shehab, age 39, joined the Bank in 1985 as a financial analyst. Prior to that time, Mr. Shehab was an assistant secondary trader at another financial institution. Since 1991, Mr. Shehab has been Vice President of Finance at the Bank. Mr. Shehab is a member of the Company's Credit Committee.

         David F. Simon, age 52, is Chairman of the Board of the Bank and has held this position since its inception in 1983. Mr. Simon is a member of the Company's Credit Committee. He formerly was an attorney in private practice specializing in securities and financial institutions law from 1971 to 1991.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1998, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Since the Company's inception on December 22, 1997, no compensation has been awarded to, earned by or paid to any of the Company's directors. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors a fee of $500 for attendance (in person or by telephone) at each meeting of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Bank owns 100% of the Common Stock of the Company. All voting rights are vested in the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties. See Note 5 to the financial statements.

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the period ended December 31, 1998 totalled $125,000.

The Bank services the Residential and Commercial Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. The Company paid the Bank $125,053 in servicing fees for the year ended December 31, 1998.

The Company had cash balances of $106,546 and $268 as of December 31, 1998 and 1997 held in deposit accounts with the Bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements of the Company are included in Item 8 of this report:

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1998 and 1997

          Statements of Income for the year ended December 31, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Comprehensive Income for the year ended December 31, 1998 and for the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Shareholders' Equity for the year ended December 31, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Cash Flows for the year ended December 31, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Notes to Financial Statements

  (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

  (a)(3)  Exhibits:
          See Exhibit Index.



                                                         Sequential page number
Exhibit                                                  where attached exhibits
  No.    Document                                        are located in the 10-K
--------------------------------------------------------------------------------
  3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(a) of Form S-11 (file number 333-10495) filed by the company).

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

 27      Financial Data Schedule

(b)      No reports on Form 8-K were issued during the year ended
         December 31, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on March 31, 1999.

                           FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ Read P. Dunn
                         -----------------------------------------
                         Read P. Dunn
                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

March 31, 1999      By:   /s/ Lloyd A. Schwartz
                         -----------------------------------------
                         Lloyd A. Schwartz
                         Director

March 31, 1999      By:  /s/ Edward J. Shehab
                         -----------------------------------------
                         Edward J. Shehab
                         Director and Senior Vice President

March 31, 1999      By:  /s/ David L. Shelp
                         -----------------------------------------
                         David L. Shelp
                         Director, Treasurer and Chief Financial Officer

March 31, 1999      By:  /s/ David F. Simon
                         ----------------------------------------
                         David F. Simon
                         Director and Secretary

March 31, 1999      By:  /s/ Robert M. Walker
                         ----------------------------------------
                         Robert M. Walker
                         Director

                                 EXHIBITS INDEX


Exhibit                                                                 Page No.

 11       Computation of net income per share.                                17

 12       Computation of ratio of income to fixed charges and Preferred
          Stock dividend Requirements.                                        17

 27       Financial Data Schedule                                             18