Form 10-Q
period 1999-03-31
FRANKLIN FINANCE CORP
filed 1999-05-13
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                    YES X NO

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF MARCH 31, 1999.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION




                                                                                                                        PAGE
      ITEM 1.  FINANCIAL STATEMENTS:


               STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 1999
                AND DECEMBER 31, 1998.....................................................................................1

               STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,1999
                AND MARCH 31, 1998........................................................................................2

               STATEMENT OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 1999 AND MARCH 31, 1998...................................................................3

               STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                AND MARCH 31, 1998........................................................................................4

               NOTES TO FINANCIAL STATEMENTS..............................................................................5

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                AND MARCH 31, 1998........................................................................................6

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                RISK  ....................................................................................................9

                           PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS .........................................................................................9

      ITEM 2.  CHANGES IN SECURITIES......................................................................................9

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................................9

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................9

      ITEM 5.  OTHER INFORMATION..........................................................................................9

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................................................................9

               SIGNATURES................................................................................................11

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION



                                                                                March 31, 1999      December 31, 1998
                                                                           --------------------------------------------
Assets                                                                           (unaudited)

Cash                                                                                $  2,579,427         $    106,546
Loans
   Residential mortgage loans                                                         12,105,222           13,799,073
   Commercial mortgage loans                                                          13,055,471           11,246,854
   Allowance for loan losses                                                             (12,000)             (12,000)
-----------------------------------------------------------------------------------------------------------------------
Net loans                                                                             25,148,693           25,033,927
Mortgage-backed securities, available for sale                                        13,875,481           15,028,748
Accrued interest - mortgage-backed securities                                            121,895              181,089
Accrued interest - residential loans                                                      57,849               67,278
Accrued interest - commercial loans                                                      107,623               79,689
Due from parent company                                                                                     2,039,668
Prepaid expenses and other assets                                                         85,538               22,930
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 41,976,506         $ 42,559,875
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Franklin                                                                     $    207,465
Dividend payable - Common                                                                                $    962,105
Miscellaneous accounts payable                                                             1,000
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                208,465         $    962,105

Shareholders' equity
Common Stock par value $300.00; 60,000 shares
   authorized, 22,077 shares issued and outstanding                                 $  6,623,100         $  6,623,100
Preferred Stock, liquidation preference $ 10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                                20,700,000           20,700,000
Paid in surplus                                                                       14,319,178           14,319,178
Accumulated other comprehensive loss                                                     (38,623)             (44,508)
Retained earnings                                                                        164,386
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          $ 41,768,041         $ 41,597,770
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $ 41,976,506         $ 42,559,875
-----------------------------------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             1999               1998
                                                                        -----------------------------------
Interest Income

Interest on residential                                                     $ 247,835           $ 433,425
Interest on, commercial                                                       256,836             394,709
Interest on Mortgage-backed securities                                        185,697
                                                                        -----------------------------------
Total interest on loans and securities                                        690,368             828,134
Provision for loan losses                                                                         (12,000)
                                                                        -----------------------------------

Total interest income after provision for loan losses                       $ 690,368             816,134
                                                                        -----------------------------------
Expenses

Director's fees                                                                 2,000               1,000
Outside services                                                                1,151                 759
Audit expense                                                                  10,000
Advisory fee                                                                   31,272              31,272
Insurance                                                                       5,663               7,699
Loan service fee                                                               25,671              29,786
                                                                        -----------------------------------
Total expenses                                                                 75,757              70,516
                                                                        -----------------------------------
Net income                                                                  $ 614,611           $ 745,618
                                                                        -----------------------------------
Preferred stock dividend                                                      450,225             450,772
                                                                        -----------------------------------
Net income available to common shareholders                                 $ 164,386           $ 294,846
                                                                        ===================================
Earnings per common share - basic                                                7.45               13.36


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                             Unrealized
                                                  Preferred        Common        Paid in     Gain(Loss)     Retained
                                                    Stock          Stock         Surplus     on Securities  Earnings    Totals
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                                        $  6,623,100   $ 14,319,178                          $ 20,942,278
Initial public offering of 8.70/.
  Noncumulative Preferred Stock, Series A
  on December 22, 1997                         $  20,700,000                                                           20,700,000
Net Income
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                 (49,340)      (49,340)
Dividends on Common Stock ($2.41 per share)                                                                 (53,207)      (53,207)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   $  20,700,000    $  6,623,100   $  14,319,178           $          0  $ 41,642,278
Net Income                                                                                                2,763,552     2,763,552
Capital Contribution from
  Common Shareholder                                                                  67,552                               67,552
Additional Expenses for Preferred
  Stock Offering                                                                     (67,552)                             (67,552)
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,801,447)   (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                                (962,105)     (962,105)
Change in accumulated other
  comprehensive loss                                                                          $ (44,508)                  (44,508)
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1998                   $  20,700,000    $  6,623,100    $ 14,319,178  $ (44,508)             $ 41,597,770
Net Income                                                                                                $ 614,611       614,611
Capital Contribution from
  Common Shareholder
Additional Expenses for Preferred
  Stock Offering
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (450,225)     (450,225)

Change in accumulated
  comprehensive loss                                                                              5,885                     5,885
                                             ------------------------------------------------------------------------------------
Balance, March 31, 1999                        $  20,700,000    $  6,623,100    $ 14,319,178  $ (38,623)  $ 164,386  $ 41,768,041
                                             ------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       1999               1998
                                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $   614,611        $   745,618
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                               12,000
  Amortization on securities                                                           80,835
  Increase/(decrease)in accrued interest receivable                                    40,689             20,678
  Increase/(decrease) in prepaid expenses and other assets                          1,974,028              1,110
  Decrease/(increase) in other liabilities                                           (753,640)         1,274,261
                                                                                  -------------------------------
Total adjustments                                                                   1,341,912          1,308,049
                                                                                  -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,956,523          2,053,667
                                                                                  -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and paydowns of securities available for sale              1,081,349
Purchase of commercial loans                                                       (2,908,412)          (981,840)
Net (increase)/decrease in loans                                                    2,793,646          3,681,715
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             966,583          2,699,875
                                                                                  -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend on preferred stock                                                          (450,255)          (450,772)
                                                                                  ------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (450,255)          (450,772)
                                                                                  -------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,472,881          4,302,770
                                                                                  -------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      106,546                268
                                                                                   ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 2,579,427        $ 4,303,038
                                                                                  ===============================


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

NOTE 2 - RESIDENTIAL  AND COMMERICAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 45.0% and 58.9% bear interest at fixed rates at March 31, 1999 and 1998, respectively. At March 31, 1999, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.49% per annum. At March 31, 1998 these rates ranged from 6.00% to 10.25%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at March 31, 1999 and 1998, respectively, was approximately 7.64% and 8.29% per annum.

Of the residential mortgage loans included in the portfolio, approximately 55.0% and 49.3% bear interest at adjustable rates at March 31, 1999 and 1998, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 5.50% per annum to 8.99% per annum as of March 31, 1999. At March 31, 1998 these rates ranged from 7.00% to 8.75%. As of March 31, 1999 and 1998, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.30% and 8.01% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $134,420 to $1.9 million as of March 31, 1999, and $116,659 to $1.9 million as of March 31, 1998.

Of the commercial mortgage loans included in the portfolio at March 31, 1999 and 1998, repsectively, 83.0% and 62.5% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.50% per annum to 9.99% per annum at March 31, 1999, and 7.75% to
12.00 % per annum at March 31, 1998. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.97% and 8.88% per annum as of March 31, 1999 and 1998, repsectively.

Of the commercial mortgage loans included in the portfolio at March 31, 1999 and 1998, respectively, 17.0% and 37.5% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 8.00% per annum to 9.49% per annum as of March 31, 1999, and 8.00% to 10.0% per annum as of March 31, 1998. The weighted average yield equals 8.70% and 8.91% per annum at March 31, 1999 and 1998, respectively.

NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION, ("FHLMC") MORTGAGE BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION, ("FNMA') MORTGAGE BACKED SECURITIES

At March 31, 1999 the mortage-backed securities held by the Company totaled $13.9 million. These securities had a weighted average yield of 7.68% and a weighted average term to maturity of 1.458 years. There were no mortgage-backed securities owned by the Company at March 31, 1999.

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

NOTE 5 - DIVIDENDS:

During the three months ended March 31, 1999 and 1998, respectively, the Company's Board of Directors declared $450,225 and $450,772 of preferred stock dividends.
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports. These forward-looking statements represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

FINANCIAL CONDITION

Organization

Franklin Finance Corporation (the "Company") is a Michigan corporation incorporated on September 25, 1997, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage Assets"). The Company elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $300.00 per share (the "Common Stock"), are owned by Franklin Bank, N.A., a nationally chartered and federally insured national bank (the "Bank"). The Company was formed by the Bank to provide the Bank with a cost- effective means of raising capital.

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

At March 31, 1999 and 1998, respectively, the Company had $12.1 and $21.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $1.7 million decrease from the balance at December 31, 1998, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 1999 and 1998, respectively, the Company had $13.1 and $17.6 million invested in mortgage loans secured by income-producing properties ("Commerical Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $1.8 million decrease from the balance at December 31, 1998, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $1.1 million and the purchase of loans for the portfolio of $2.9 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commerical Mortgage Loans, or mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 1999 the Company had outstanding principal balances of $13.9 million invested in a "FHLMC" mortgage backed note and "FNMA" agency security. These loans are for single family residential loans.

At March 31, 1999 and 1998, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows:


                                                              Three Months Ended
                                                                   March 31,
                                                          1999                 1998
                                                --------------------------------------------
Balance at beginning of period                      $  12,000               $    -
Provision for loan lossess                                                       12,000
Charge-offs
Recoveries                                      --------------------------------------------

Balance at end of period                            $  12,000               $    12,000
                                                --------------------------------------------

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

Geographically, the Company's Mortgage Loans generally will be concentrated in the State of Michigan. Geographic concentration of loans may present risks in addition to those present with respect to mortgage loans generally. All of the properties underlying the Company's Residential and Commercial Mortgage Loans included in the current portfolio are located in Michigan. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of borrowers in Michigan to make payments of principal and interest on such loans. The investments held in the FHLMC and FNMA agency securities help to offset some of the geographic concentration risk in that the residential mortgage loans collateralizing the securities are representative of many geographic areas.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

During the three-month period ended March 31, 1999 (the "three-month period") and three months ended March 31, 1998, the Company reported net income of $614,111 and $745,617, respectively. Interest income on Residential Mortgage Loans totaled $247,835 and $433,425 for the three-month periods, respectively, which represents an average yield on such loans of 7.65% and 8.01%, respectively. Interest income on Commercial

Mortgage Loans totaled $256,836 and $394,709 for the three-month periods, respectively, which represents an average yield on such loans of 8.45 % and 8.80%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $13.0 million and $21.9 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $12.2 million and $18.2 million, respectively. The Company does not anticipate any material change in the amount of interest income to be earned on these investments for the remainder of fiscal year 1999.

Interest income earned on the mortgage-backed investment securities totaled $185,697 for the period ended March 31, 1999. The March 31, 1999 average yield was 7.68% on a balance of $13.9 million. There were no mortgage-backed securities held by the Company during the three months ended March 31, 1998.

Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the three-month period ending March 31, 1998. No additional provisions were made for the period ended March 31, 1999.

Operating expenses totaling $75,757 and $70,516 for the three-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $25,671 and $29,786 for the three-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Advisory fees paid to the Bank for the three-month period totaled $31,272. Directors fees totaled $2,000 for the three-month period, and represents compensation to the 2 independent members of the Board of Directors. General and administrative expenses consist primarily of insurance and outside service costs.

Franklin Finance Corporation is linked with Franklin Bank's year 2000 compliance efforts because Franklin Finance Corporation is a wholly owned subsidiary of Franklin Bank. Please refer to Franklin Bank's March 31, 1999, Form 10-Q for a description of Year 2000 compliance status..

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

(b) No reports on Form 8-K were issued during the Three months ended March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on May 14, 1999.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ Read P. Dunn


                         --------------------------------------
                         Read P. Dunn
                         Chief Executive Officer
                         (Duly authorized representative)

                    By:  /s/ David L. Shelp


                         --------------------------------------
                         David L. Shelp
                         Director, Treasurer and Chief Financial Officer (Principal financial and accounting officer)

                                 EXHIBIT INDEX


NO.  EXHIBIT
11   Computation of Net Income Per Common Share
12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements.
27   Financial Data Schedules