Form 10-Q
period 1999-06-30
FRANKLIN FINANCE CORP
filed 1999-08-12
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                    YES  X   NO

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF JUNE 30, 1999.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:                                        PAGE

           STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 1999
             AND DECEMBER 31, 1998............................................1

           STATEMENT OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS
             ENDED JUNE 30, 1999 AND JUNE 30, 1998............................2

           STATEMENT OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS
             ENDED JUNE 30, 1999 .............................................3

           STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999
             AND JUNE 30, 1998................................................4

           NOTES TO FINANCIAL STATEMENTS......................................5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS
              ENDED JUNE 30, 1999 AND JUNE 30, 1998...........................6

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                RISK  ........................................................10

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..............................................10

     ITEM 2.  CHANGES IN SECURITIES...........................................10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

     ITEM 5.  OTHER INFORMATION...............................................10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................10

     SIGNATURES...............................................................11

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                        June 30, 1999      December 31, 1998
                                                                       ------------------------------------
ASSETS                                                                     (unaudited)

 Cash                                                                   $  1,679,150        $    106,546
 Loans
   Residential mortgage loans                                             12,110,557          13,799,073
   Commercial mortgage loans                                              10,419,295          11,246,854
  Allowance for loan losses                                                  (12,000)            (12,000)
--------------------------------------------------------------------------------------------------------
 Net loans                                                                22,517,852          25,033,927

 Mortgage-backed securities, available for sale                           17,684,446          15,028,748
 Accrued interest - mortgage-backed securities                               185,516             181,089
 Accrued interest - residential loans                                         54,147              67,278
 Accrued interest - commercial loans                                          57,552              79,689
 Due from parent company                                                   2,039,668
 Prepaid expenses and other assets                                            87,049              22,930
--------------------------------------------------------------------------------------------------------
 Total assets                                                           $ 42,265,711        $ 42,559,875
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

 Due to Franklin                                                        $    388,216
 Dividend payable - Common                                                                  $    962,105
 Miscellaneous accounts payable                                               10,000
--------------------------------------------------------------------------------------------------------
 Total current liabilities                                              $    398,216        $    962,105

 Shareholders' equity
 Common Stock par value $300.00; 60,000 shares
    authorized, 22,077 shares  issued and outstanding                   $  6,623,100        $  6,623,100
 Preferred Stock, liquidation preference $10.00; 2,500,000 shares
    authorized, 2,070,000 shares issued and outstanding                   20,700,000          20,700,000
 Paid in surplus                                                          14,319,178          14,319,178
 Accumulated other comprehensive loss                                        (54,695)            (44,508)
 Retained earnings                                                           279,912
--------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                               41,867,495          41,597,770
--------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                             $ 42,265,711        $ 42,559,875
========================================================================================================






The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENT OF OPERATIONS (unaudited)




                                                                   Six Months Ended              Three Months Ended
                                                            -----------------------------------------------------------
                                                                       June 30,                        June 30,
                                                                 1999            1998            1999             1998
                                                            -----------------------------------------------------------
Interest Income

Interest on residential loans                               $  467,878       $  816,516       $  220,043       $  383,091
Interest on commercial loans                                   495,481          751,483          238,645          356,774
Interest on mortgage-backed securities                         352,540                           166,843
-------------------------------------------------------------------------------------------------------------------------
Total interest on loans and securities                       1,315,899        1,567,999          625,531          739,865
Provision for loan losses                                                        12,000
-------------------------------------------------------------------------------------------------------------------------
Total interest income after provision for loan losses       $1,315,899       $1,555,999       $  625,531       $  739,865
-------------------------------------------------------------------------------------------------------------------------
Expenses

Director's fees                                                  2,000            1,000
Outside services                                                 2,675            4,803            1,524            4,044
Audit expense                                                   13,000            3,000
Advisory fee                                                    62,544           62,544           31,272           31,272
Insurance                                                       11,330           15,391            5,667            7,692
Loan service  fee                                               37,988           64,924           12,317           35,138
Single business tax                                              6,000                             6,000
-------------------------------------------------------------------------------------------------------------------------
Total expenses                                                 135,537          148,662           59,780           78,146
-------------------------------------------------------------------------------------------------------------------------
Net income                                                   1,180,362        1,407,337          565,751          661,719
-------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend                                       900,450          900,997          450,225          450,225
-------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                 $  279,912       $  506,340       $  115,526       $  211,494
=========================================================================================================================
 Earnings per common share - basic                               12.68            22.94             5.23             9.58



The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                          Unrealized
                                                 Preferred     Common       Paid in       Gain/(Loss)     Retained
                                                   Stock        Stock       Surplus      on Securities    Earnings         Totals
                                               ----------------------------------------------------------------------------------

Issuance of Common Stock                                     $6,623,100    $14,319,178                                   20,942,278
Initial public offering of 8.70%
   Noncumulative Preferred Stock, Series A
   on December 22, 1997                        $20,700,000                                                               20,700,000
Net Income                                                                                               $  102,547         102,547
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                                (49,340)        (49,340)
Dividends on Common Stock ($2.41 per share)                                                                 (53,207)        (53,207)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    20,700,000    6,623,100     14,319,178                                   41,642,278
Net Income                                                                                                 2,763,552      2,763,552
Capital Contribution from
   Common Shareholder                                                           67,552                                       67,552
Additional Expenses for Preferred
   Stock Offering                                                              (67,552)                                     (67,552)
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                              (1,801,447)    (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                                 (962,105)      (962,105)
Change in accumulated other
   comprehensive loss                                                                       $(44,508)                       (44,508)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $20,700,000   $6,623,100    $14,319,178      $(44,508)                    41,597,770
Net Income                                                                                               $ 1,180,362      1,180,362
Capital Contribution from
   Common Shareholder
Additional Expenses for Preferred
   Stock Offering
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                                (900,450)      (900,450)
Change in accumulated
  comprehensive loss                                                                                         (10,187)       (10,187)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                       $20,700,000   $6,623,100    $14,319,178      $(54,695)    $   279,912     41,867,495
===================================================================================================================================



The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENT OF CASH FLOWS (unaudited)


                                                                                           Six Months Ended
                                                                                     ----------------------------
                                                                                               June 30,
                                                                                         1999             1998
                                                                                     ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $   279,912        $   506,339
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                               --               12,000
   Amortization on securities                                                           (31,038)          (117,431)
   (Increase)decrease in accrued interest receivable                                     30,841            (23,512)
   (Increase)decrease in prepaid expenses and other assets                            1,907,511           (133,160)
   Decrease(increase) in other liabilities                                             (490,603)          (102,547)
                                                                                    ------------------------------
Total adjustments                                                                     1,416,711           (364,650)
                                                                                    ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,696,623            141,689
                                                                                    ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                                            (4,934,840)        (4,464,381)
Proceeds from maturities and paydowns of securities available for sale                2,294,746
Purchase of residential loans                                                          (998,332)
Purchase of commercial loans                                                         (2,908,412)          (981,840)
Net (increase)decrease in loans                                                       6,422,819          7,894,657
                                                                                    ------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              (124,019)         2,448,436
                                                                                    ------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,572,604          2,590,125
                                                                                    ------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        106,546                268
                                                                                    ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,679,150        $ 2,590,393
                                                                                    ==============================




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

NOTE 2 - RESIDENTIAL  AND COMMERICAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 49.5% and 48.3% bear interest at fixed rates at June 30, 1999 and 1998, respectively. At June 30, 1999, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.00% per annum. At June 30, 1998 these rates ranged from 6.00% to 10.25%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at June 30, 1999 and 1998, respectively, was approximately 7.57% and 8.25% per annum.

Of the residential mortgage loans included in the portfolio, 50.5% and 51.7% bear interest at adjustable rates at June 30, 1999 and 1998, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 5.50% per annum to 8.375% per annum as of June 30, 1999. At June 30, 1998 these rates ranged from 6.875% to 8.75%. As of June 30, 1999 and 1998, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.19% and 7.87% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $132,818 to $1.9 million as of June 30, 1999, and $140,670 to $1.9 million as of June 30, 1998.

Of the commercial mortgage loans included in the portfolio at June 30, 1999 and 1998, respectively, 78.9% and 59.7% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 9.75% per annum at June 30, 1999, and 7.75% to
12.00 % per annum at June 30, 1998. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 7.71% and 9.89% per annum as of June 30, 1999 and 1998, respectively.

NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION, ("FHLMC") MORTGAGE BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION, ("FNMA') MORTGAGE BACKED SECURITIES

At June 30, 1999 and 1998, the mortage-backed securities held by the Company totaled $17.7 and $4.6 million, respectively. These securities had a weighted average yield of 7.31% and a weighted average term to maturity of 2.78 years at June 30, 1999. At June 30, 1998, these securities had a weighted average life of
1.44 years and yielded a weighted average yield to maturity of 6.33%.

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

NOTE 5 - DIVIDENDS:

During the six months ended June 30, 1999 and 1998, respectively, the Company's Board of Directors declared $900,450 and $950,337 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 1999.

                                     PART I

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports. These forward-looking statements represent the Bank's judgement as of the date of this report. The Bank disclaims, however, any intent or obligation to update these forward-looking statements.

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

At June 30, 1999 and December 31, 1998, respectively, the Company had $12.2 and $13.8 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $1.7 million net decrease from the balance at December 31, 1998, resulted from Residential Mortgage Loan principal collections and individual loan payoffs of $2.7 million and the purchase of loans for the portfolio of $1.0 million. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 1999 and December 31, 1998, respectively, the Company had $10.4 and $11.2 million invested in mortgage loans secured by income-producing properties ("Commerical Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $900,000 net decrease from the balance at December 31, 1998, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $3.8 million and the purchase of loans for the portfolio of $2.9 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commerical Mortgage Loans, or mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 1999 and December 31, 1998, the Company had outstanding principal balances of $17.7 and $15.0 million, respectively, invested in "FHLMC" mortgage backed notes and "FNMA" agency securities. These loans are for single family residential loans.

At June 30, 1999 and December 31, 1998, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 is as follows:




                                                          Six Months Ended
                                                  ------------------------------
                                                               June 30,
                                                        1999              1998
                                                  ------------------------------
Balance at beginning of period                    $    12,000  $      -
Provision for loan losses                                                 12,000
Charge-offs
Recoveries
                                                  ------------------------------
Balance at end of period                          $    12,000  $          12,000
                                                  ------------------------------

Interest Rate Risk

The Company's income consists primarily of interest payments on mortgage loans and mortgage-backed securities. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the adjustable rate mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. Conversely, an increase in interest rates would cause the Company to experience an increase in interest income. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. Currently, the Company does not use any derivative products to manage its interest rate risk.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

Comparison of  Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

During the six-month period ended June 30, 1999 and June 30, 1998 (the "six-month period"), the Company reported net income of $279,912 and $506,340, respectively. Interest income on Residential Mortgage Loans has declined and totaled $467,878 and $816,516 for the six-month periods, respectively, which represents an average yield on such loans of 7.32% and 7.89%, respectively. Interest income on Commercial Mortgage Loans has also declined and totaled $495,481 and $751,483 for the six-month periods, respectively, which represents an average yield on such loans of 8.16 % and 8.68%, respectively. The decline in interest revenue is reflected in both the decline in the average outstanding loan balances and the average yield earned in the residential and commercial loan portfolio. The average loan balance of the Residential Mortgage Loan portfolio for the six-month periods was $12.1 million and $20.7 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the six-month periods was $11.1 million and $17.3 million, respectively.

Interest income earned on the mortgage-backed investment securities for the six-month period ended June 30, 1999 totaled $352,540. There was no interest income on mortgage-backed securities for the six-month period ended June 30, 1998. The June 30, 1999 six-month average yield was 7.31% on an average balance of $14.5 million. The interest increase in the mortgage-backed securities helped to offset the decrease in the interest income for the residential and commercial mortgage portfolios. However, the average decrease in the yield earned on all portfolios has resulted in a decline in the interest income for the period ended June 30, 1999 compared to June 30, 1998 of $240,100.

Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the six-month period ending June 30, 1998. No additional provisions were made for the period ended June 30, 1999.

Operating expenses totaling $135,537 and $148,662 for the six-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $37,988 and $64,924 for the six-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. They have decreased with the reduction in the corresponding balances of the loan portfolios which the Bank is servicing for the Company. Administrative expenses consist primarily of insurance and outside audit expenses.

Franklin Finance Corporation is linked with Franklin Bank's year 2000 compliance efforts because Franklin Finance Corporation is a wholly owned subsidiary of Franklin Bank. Please refer to Franklin Bank's June 30, 1999, Form 10-Q for a description of Year 2000 compliance status.

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998

During the three-month period ended June 30, 1999 and June 30, 1998 (the "three-month period"), the Company reported net income of $115,526 and $211,494, respectively. Interest income on Residential Mortgage Loans totaled $220,043 and $383,091 for the three-month periods, respectively, which represents an average yield on such loans of 7.58% and 7.70%, respectively. Interest income on Commercial Mortgage Loans totaled $238,645 and $356,774 for the three-month periods, respectively, which represents an average yield on such loans of 8.16 % and 8.55%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $11.6 million and $19.9 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $10.5 million and $16.7 million, respectively. See "Comparison of six months ended June 30, 1999 to six months ended June 30, 1998" for further discussion of interest income earned on residential and commercial nortgage loans.

Interest income earned on the mortgage-backed investment securities for three-month period ended June 30, 1999 totaled $166,843. There was no interest income on mortgage-backed securities for the three-month period ended June 30, 1998. The three-month average yield for June 30, 1999 was 7.31% on an average balance of $14.7 million. See "Comparison of six months ended June 30, 1999 to six months ended June 30, 1998" for further discussion of interest income earned on mortgage-backed securities.

Operating expenses totaling $59,780 and $78,146 for the three-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $12,317 and $35,138 for the three-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commerical Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs. See "Comparison of six months ended June 30, 1999 to six months ended June 30, 1998" for further discussion of operating expenses.

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

(b) No reports on Form 8-K were issued during the six months ended June 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on August 12, 1999.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ David F. Simon


                         --------------------------------------
                         David F. Simon
                         Director & Secretary
                         (Duly authorized representative)

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