Form 10-Q
period 1999-09-30
FRANKLIN FINANCE CORP
filed 1999-11-12
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                                    YES X NO

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF SEPTEMBER 30, 1999.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                            PAGE
     ITEM 1.  FINANCIAL STATEMENTS:
           STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999
            AND DECEMBER 31, 1998-----------------------------------------------------------------------------1

           STATEMENT OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS
            ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998---------------------------------------------------2

           STATEMENT OF COMPREHENSIVE INCOME FOR NINE MONTHS AND THREE MONTHS
            ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998---------------------------------------------------2

           STATEMENT OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1999--------------------------------------------------------------------------3

           STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
            AND SEPTEMBER 30, 1998----------------------------------------------------------------------------4

           NOTES TO FINANCIAL STATEMENTS----------------------------------------------------------------------5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTH PERIODS
            ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998---------------------------------------------------6

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

           RISK-----------------------------------------------------------------------------------------------10

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS-------------------------------------------------------------------------------10

     ITEM 2.  CHANGES IN SECURITIES---------------------------------------------------------------------------10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES-----------------------------------------------------------------10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS---------------------------------------------10

     ITEM 5.  OTHER INFORMATION-------------------------------------------------------------------------------10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K----------------------------------------------------------------10


     SIGNATURES-----------------------------------------------------------------------------------------------12

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                 September 30, 1999 December 31, 1998
                                                                 ------------------------------------
ASSETS                                                               (Unaudited)
Cash                                                               $     809,023    $        106,546
Loans
 Residential mortgage loans                                           12,318,596          13,799,073
 Commercial mortgage loans                                            10,888,066          11,246,854
 Allowance for loan losses                                               (12,000)            (12,000)
----------------------------------------------------------------------------------------------------
Net loans                                                             23,194,662          25,033,927
Mortgage-backed securities, available for sale                        17,807,579          15,028,748
Accrued interest - mortgage-backed securities                            110,049             181,089
Accrued interest - residential loans                                      61,497              67,278
Accrued interest - commercial loans                                       45,184              79,689
Due from parent company                                                                    2,039,668
Prepaid expenses and other assets                                        155,015              22,930
----------------------------------------------------------------------------------------------------
Total assets                                                       $  42,183,009    $     42,559,875
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Franklin                                                    $     286,372
Dividend payable - Common                                                           $        962,105
Miscellaneous accounts payable                                            14,125
----------------------------------------------------------------------------------------------------
Total current liabilities                                                300,497             962,105
Shareholders' equity
Common Stock par value $300.00; 60,000 shares
 authorized, 22,077 shares issued and outstanding                      6,623,100           6,623,100

Preferred Stock, liquidation preference $10.00; 2,500,000 shares
 authorized, 2,070,000 shares issued and outstanding                  20,700,000          20,700,000
Paid in surplus                                                       14,319,178          14,319,178
Accumulated other comprehensive loss                                    (199,767)            (44,508)

Retained earnings                                                        440,001
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                            41,882,512          41,597,770
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $  42,183,009    $     42,559,875
====================================================================================================

The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENT OF OPERATIONS (unaudited)

                                                            Nine Months Ended          Three Months Ended
                                                              September 30,               September 30,
                                                             1999         1998          1999         1998
                                                         -------------------------------------------------
Interest Income

Interest on residential loans                            $  702,105   $ 1,166,243    $ 234,227   $ 349,727
Interest on commercial loans                                726,292     1,096,584      230,811     345,101
Interest on mortgage-backed securities                      580,901        89,734      228,361      89,734
Interest on money market                                      9,664                      9,664
----------------------------------------------------------------------------------------------------------
Total interest on loans and securities                    2,018,962     2,352,561      703,063     784,562
Provision for loan losses                                                  12,000
----------------------------------------------------------------------------------------------------------
Total interest income after provision for loan 1osses     2,018,962     2,340,561      703,063     784,562
----------------------------------------------------------------------------------------------------------

Expenses

Director's fees                                               5,000         3,000        3,000       2,000
Outside services                                              4,299         5,949        1,624       1,146
Audit expense                                                20,625                      7,625
Advisory fee                                                 93,754        93,816       31,210      31,272
Insurance                                                    16,997        23,083        5,667       7,692
Loan service fee                                             59,098        99,266       21,110      34,342
Single business tax                                          27,000         6,000       21,000       6,000
Other operating expense                                       1,513                      1,513
----------------------------------------------------------------------------------------------------------

Total expenses                                              228,286       231,114       92,749      82,452
----------------------------------------------------------------------------------------------------------

Net income                                                1,790,676     2,109,447      610,314     702,110
----------------------------------------------------------------------------------------------------------

Preferred stock dividend                                  1,350,675     1,351,222      450,225     450,225
----------------------------------------------------------------------------------------------------------

Net income available to common shareholders              $  440,001   $   758,225    $ 160,089   $ 251,885
==========================================================================================================

 Earnings per common share - basic                            19.93         34.34         7.25       11.41

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF COMPREHENSIVE INCOME

                                                                           Nine Months Ended       Three Months Ended
                                                                             September 30,            September 30,
                                                                            1999        1998        1999        1998
                                                                         ----------------------------------------------
Net Income                                                               $ 440,001   $ 758,225    $ 160,089   $ 251,885
   Other comprehensive income, net of tax:
     Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period           (199,767)      3,466     (145,072)      1,784
-----------------------------------------------------------------------------------------------------------------------
        Other comprehensive income(loss)                                  (199,767)      3,466     (145,072)      1,784
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                              $ 240,234   $ 761,691    $  15,016   $ 253,669
-----------------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                            Unrealized
                                                  Preferred     Common        Paid in       Gain/(Loss)     Retained
                                                    Stock        Stock        Surplus      on Securities    Earnings      Totals
                                                -----------------------------------------------------------------------------------
Issuance of Common Stock                                       $ 6,623,100  $ 14,319,178                                $20,942,278
Initial public offering of 8.70%
  Noncumulative Preferred Stock, Series A
  on December 22, 1997                          $ 20,700,000                                                             20,700,000
Net Income                                                                                                $   102,547       102,547
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                   (49,340)      (49,340)
Dividends on Common Stock ($2.41 per share)                                                                   (53,207)      (53,207)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    $ 20,700,000   $ 6,623,100  $ 14,319,178                                $41,642,278
Net Income                                                                                                $ 2,763,552     2,763,552

Capital Contribution from
  Common Shareholder                                                              67,552                                     67,552
Additional Expenses for Preferred
  Stock Offering                                                                 (67,552)                                   (67,552)
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (1,801,447)   (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                                  (962,105)     (962,105)
Change in accumulated other
  comprehensive loss                                                                             (44,508)                   (44,508)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                    $ 20,700,000   $ 6,623,100  $ 14,319,178   $     (44,508)               $41,597,770
Net Income                                                                                                $ 1,790,676     1,790,676
Capital Contribution from
  Common Shareholder
Additional Expenses for Preferred
  Stock Offering
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (1,350,675)   (1,350,675)
Change in accumulated
  comprehensive loss                                                                            (155,259)                  (155,259)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                   $ 20,700,000   $ 6,623,100  $ 14,319,178   $    (199,767) $   440,001   $41,882,512
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of this statement.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENT OF CASH FLOWS (unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                               1999             1998
                                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                               $   1,790,676      $  2,109,447
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                                                      12,000

   Amortization(accretion) on securities                                                        41,867           (84,484)
   (Increase)decrease in accrued interest receivable                                           111,326           (54,140)
   (Increase)decrease in prepaid expenses and other assets                                   1,987,564        (1,098,977)
   (Decrease)increase in other liabilities                                                    (661,608)         (100,547)
                                                                                         -------------------------------
Total adjustments                                                                            1,479,149        (1,326,148)
                                                                                         -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    3,269,825           783,299
                                                                                         -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                                                   (9,934,840)       (8,674,529)
Proceeds from maturities and paydowns of securities available for sale                       6,878,902           905,167
Purchase of loans                                                                           (9,107,465)         (981,840)
Payments received on loans                                                                  10,946,730        11,389,848
                                                                                         -------------------------------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                                          (1,216,673)        2,638,646
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend on preferred stock                                                                 (1,350,675)       (1,351,222)
                                                                                         -------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (1,350,675)       (1,351,222)
                                                                                         -------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      702,477         2,070,723
                                                                                         -------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               106,546               268
                                                                                         -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     809,023      $  2,070,991
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

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying financial statements of Franklin Finance Corporation (the "Company") have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do, however, include all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the interim periods.

This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

The Statement of Financial Condition as of December 31, 1998 has been derived from the audited Statement of Financial Condition as of that date.

Franklin Finance Corporation is a Michigan corporation which was incorporated on September 25, 1997 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Franklin Bank, N.A. (the "Bank"), a nationally chartered commercial bank.

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

NOTE 2 - RESIDENTIAL  AND COMMERCIAL MORTGAGE LOANS:

Of the residential mortgage loans included in the portfolio, 52.6% and 47.4% bear interest at fixed rates at September 30, 1999 and 1998, respectively. At September 30, 1999, the interest rates of the fixed rate residential mortgage loans included in the portfolio range from 6.00% per annum to 10.00% per annum. At September 30, 1998 these rates ranged from 6.00% to 10.25%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at September 30, 1999 and 1998, respectively, was approximately 7.51% and 8.17% per annum.

Of the residential mortgage loans included in the portfolio, 47.4% and 52.6% bear interest at adjustable rates at September 30, 1999 and 1998, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM"), and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 5.50% per annum to 8.375% per annum as of September 30, 1999. At September 30, 1998 these rates ranged from 6.875% to 8.55%. As of September 30, 1999 and 1998, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.08% and 7.86% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $131,257 to $2.1 million as of September 30, 1999, and $112,459 to $1.9 million as of September 30, 1998.

Of the commercial mortgage loans included in the portfolio at September 30, 1999 and 1998, respectively, 60.7% and 56.3% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 9.75% per annum at September 30, 1999, and 7.75% to 12.00 % per annum at September 30, 1998. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.91 and 9.65% per annum as of September 30, 1999 and 1998, respectively.

Of the commercial mortgage loans included in the portfolio at September 30, 1999 and 1998, respectively, 39.3% and 43.7% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 9.75% per annum as of September 30, 1999, and 8.00% to 10.0% per annum as of September 30, 1998. The weighted average yield equals 8.38% and 8.66% per annum at September 30, 1999 and 1998, respectively.

NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION, ("FHLMC") MORTGAGE BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION, ("FNMA') MORTGAGE BACKED SECURITIES

At September 30, 1999 and 1998, the mortgage-backed securities held by the Company totaled $17.8 and $4.6 million, respectively. These securities had a weighted average yield of 7.33% and a weighted average term to maturity of 2.14 years at September 30, 1999. At September 30, 1998, these securities had a weighted average term of 1.44 years and yielded a weighted average yield to maturity of 6.30%.

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

NOTE 5 - DIVIDENDS:

During the nine months ended September 30, 1999 and 1998, respectively, the Company's Board of Directors declared $1,350,675 and $1,400,562 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 1999.

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

At September 30, 1999 and December 31, 1998, respectively, the Company had $12.3 and $13.8 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $1.5 million net decrease from the balance at December 31, 1998, resulted from Residential Mortgage Loan principal collections and individual loan payoffs of $3.6 million and the purchase of loans for the portfolio of $2.1 million. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 1999 and December 31, 1998, respectively, the Company had $10.9 and $11.2 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $300,000 net decrease from the balance at December 31, 1998, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $7.3 million and the purchase of loans for the portfolio of $7.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 1999 and December 31, 1998, the Company had outstanding principal balances of $17.8 and $15.0 million, respectively, invested in "FHLMC" mortgage backed notes and "FNMA" agency securities.
These loans are for single family residential loans.

At September 30, 1999 and December 31, 1998, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs. The activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 is as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                    1999               1998
                                                   ---------------------------
             Balance at beginning of period        $ 12,000           $   -
             Provision for loan losses                                  12,000
             Charge-offs
             Recoveries
                                                   ---------------------------

             Balance at end of period              $ 12,000           $ 12,000
                                                   ---------------------------

                                       7

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

Comparison of Nine months Ended September 30, 1999 to Nine months Ended September 30, 1998

During the nine-month period ended September 30, 1999 and September 30, 1998 (the "nine-month period"), the Company reported net income of $440,001 and $758,225, respectively. Interest income on Residential Mortgage Loans has declined and totaled $702,105 and $1,166,243 for the nine-month periods, respectively, which represents an average yield on such loans of 7.80% and 7.93%, respectively. Interest income on Commercial Mortgage Loans has also declined and totaled $726,292 and $1,096,584 for the nine-month periods, respectively, which represents an average yield on such loans of 9.05% and 8.97%, respectively. The decline in interest revenue is reflected in both the decline in the average outstanding loan balances and the average yield earned in the residential loan portfolio. The decline in the commercial loan portfolio is the result of the decline in the average outstanding loan balance. The average loan balance of the Residential Mortgage Loan portfolio for the nine-month periods was $12.0 million and $19.6 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the nine-month periods was $10.7 million and $16.3 million, respectively.

Interest income earned on the mortgage-backed investment securities for the nine-month period ended September 30, 1999 and September 30, 1998 totaled $580,901 and $89,734, respectively. The September 30, 1999 nine-month average yield was 4.90% on an average balance of $15.8 million. For the nine months ended September 30, 1998 the average yield was 5.70% on an average balance of $2.1 million.

Interest income earned on loans and securities was $2,009,298 on an average balance of $38.5 million resulting in a yield of 5.22% for the nine months ended September 30, 1999. For the same period 1998 the interest income was $2,352,561 on an average balance of $38.0 million resulting in a yield of 6.19%.

The interest increase in the mortgage-backed securities helped to offset the decrease in the interest income for the residential and commercial mortgage portfolios. However, the average decrease in the yield earned on all portfolios has resulted in a decline in the interest income for the period ended September 30, 1999 compared to September 30, 1998 of $333,599.

Provision for loan losses of $12,000 was recorded on the Company's loan portfolio during the nine-month period ending September 30, 1998. No additional provisions were necessary for the period ended September 30, 1999.

Operating expenses totaling $228,286 and $231,114 for the nine-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $59,098 and $99,266 for the nine-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. They have decreased with the reduction in the corresponding balances of the loan portfolios which the Bank is servicing for the Company. Administrative expenses consist primarily of insurance and outside audit expenses.

Franklin Finance Corporation is linked with Franklin Bank's year 2000 compliance efforts because Franklin Finance Corporation is a wholly owned subsidiary of Franklin Bank. Please refer to Franklin Bank's September 30, 1999, Form 10-Q for a description of Year 2000 compliance status.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

During the three-month period ended September 30, 1999 and September 30, 1998 (the "three-month period"), the Company reported net income of $160,089 and $251,885, respectively. Interest income on Residential Mortgage

Loans totaled $234,227 and $349,727 for the three-month periods, respectively, which represents an average yield on such loans of 7.94% and 8.13%, respectively. Interest income on Commercial Mortgage Loans totaled $230,811 and $345,101 for the three-month periods, respectively, which represents an average yield on such loans of 9.32 % and 9.08%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $11.8 million and $17.2 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $9.9 million and $15.2 million, respectively. See "Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998" for further discussion of interest income earned on residential and commercial mortgage loans.

Interest income earned on the mortgage-backed investment securities for three-month period ended September 30, 1999 and September 30, 1998 totaled $218,361 and $89,734, respectively. The three-month average yield for September 30, 1999 was 5.22% on an average balance of $17.5 million. See "Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998" for further discussion of interest income earned on mortgage-backed securities.

Operating expenses totaling $92,749 and $82,452 for the three-month periods, respectively, were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees, and general and administrative expenses. Loan servicing fees paid to the Bank of $21,110 and $34,342 for the three-month periods, respectively, were based on a servicing fee rate of .375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs. See "Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998" for further discussion of operating expenses.

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

(b) No reports on Form 8-K were issued during the nine months ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on November 12, 1999.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

         By:  /s/ David F. Simon
              --------------------------------------
              David F. Simon
              Director and Secretary
              (Duly authorized representative)

         By:  /s/ David L. Shelp
              --------------------------------------
              David L. Shelp
              Director, Treasurer and Chief Financial Officer
              (Principal financial and accounting officer)

                               INDEX TO EXHIBITS

  EXHIBIT NO.                 DESCRIPTION
  -----------                 -----------
     11                       Computation of Net Income Per Common Share
     12                       Computation of ratio of income to fixed charges
                              and Preferred Stock dividend requirements.
     27                       Financial Data Schedule