Form 10-K405
period 1999-12-31
FRANKLIN FINANCE CORP
filed 2000-03-30
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Title of each class                  Name of each exchange on which registered
-------------------------------------------------------------------------------
8.70% Noncumulative Exchangeable     Nasdaq National Market
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
               N/A
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares outstanding of the registrant's sole class of common stock is 22,077 shares, $300 par value, as of December 31, 1999. All of the shares of common stock were held by Franklin Bank at December 31, 1999; accordingly, no common stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                          FRANKLIN FINANCE CORPORATION
                          ----------------------------

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

ITEM 1. BUSINESS.....................................................  3
ITEM 2. PROPERTIES...................................................  5
ITEM 3. LEGAL PROCEEDINGS............................................  5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  5

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS..........................................  5
ITEM 6. SELECTED FINANCIAL DATA......................................  7
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................  7
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.................................................. 10
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  i
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE....................... 11

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 11
ITEM 11. EXECUTIVE COMPENSATION...................................... 12
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT....................................... 12
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 12

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K......................................... 13


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

The majority of Mortgage-backed securities are issued and/or guaranteed by an agency of the U.S Government, the Government National Mortgage Association (GNMA or Ginnie Mae), or by government-sponsored enterprises such as the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac), Ginnie Mae is a government-owned corporation within the Department of Housing and Urban Development.

Issuer's of mortgage-backed securities are typically very selective in choosing the mortgages that make up their pools. Beyond the basic security of the mortgage loans themselves, mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac carry additional guarantees, which enhance their credit worthiness. These guarantees pertain to the timely payment of principal and interest.

Unlike Ginnie Mae's guarantee, neither Fannie Mae's nor Freddie Mac's guarantees are backed by the full faith and credit of the U.S. Government. However, the credit markets consider the securities of these two entities to be nearly equivalent to those issued by agencies which have the full faith and credit guarantee. Thus, they carry an implied AAA rating.

The mortgage-backed securities owned by the Company at December 31, 1999 were issued by FNMA and the FHLMC.

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

EMPLOYEES

The Company has three officers. All of the officers of the Company are also officers of the Bank. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to an Advisory Agreement ("Advisory Agreement").

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

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of independent directors, to determine that it is in the best interest of the Company and its shareholders to revoke its REIT status. As of December 31, 1999, management of the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GENERAL

The Company is authorized to issue up to 60,000 shares of common stock $300.00 par value per share and 2,500,000 shares of Preferred Stock, $10.00 liquidation preference per share ("Preferred Stock"). Preferred Stock totaling 2,070,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 22,077 shares of Common Stock outstanding at December 31, 1999 and accordingly, there is no trading market for the Common Stock. In addition, the Bank intends that, as long as any Series A Preferred

Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of the Series A Preferred Shares, all voting rights are vested in the Common Stock. The holders of the Common Stock are entitled to one vote per share.

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

COMMON STOCK

There is no established public trading market in the Company's Common Stock. As of March 27th, 2000, there were 22,077 issued and outstanding shares of Common Stock held by one shareholder, the Bank. On December 31, 1999 and 1998, the Company declared a cash dividend of $30.18, and $43.58 per common share of Common Stock to the shareholders of record on December 31, 1999 and 1998, respectively. The dividends' were paid on January 31, 2000 and 1999, respectively.

PREFERRED STOCK

The Series A Preferred Shares are listed on the Nasdaq National Market under the trading symbol "FSVBP". As of March 26, 2000, there were 2,070,000 issued and outstanding Series A Preferred Shares held by approximately 71 holders of record, which excludes preferred shares held in street name. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the year ended December 31, 1999. The table also indicates the distributions paid by the Company during this period.




                                              Price
               Quarter Ended             High      Low      Distributions

               March 31, 1999            9.750    8.250     $     450,225
               June 30, 1999             9.750    8.125     $     450,225
               September 30, 1999        9.750    7.375     $     450,225
               December 31, 1999         8.375    5.688     $     450,225


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


                                                                                                    As of or
                                                                                               For the period from
                                                                    As of or                    December 22, 1997
                                                         For the Years Ended December 31,      (inception) through
                                                           1999                 1998            December 31, 1997
                                                         ---------------------------------------------------------
OPERATING DATA:

FOR THE YEAR
Interest income                                          $   2,763,374     $   3,076,526          $        102,547
  Net income                                                 2,467,247         2,763,552                   102,547
  Income available to common shareholders'                     666,347           962,105                    53,207
  Income per common share                                        30.18             43.58                      2.41

DIVIDENDS DECLARED:

Dividends on common stock                                $     666,347     $     962,105          $         53,207
Dividends on preferred stock                                 1,800,900         1,801,447                    49,340

BALANCE SHEET DATA:

AT YEAR END
  Net loans                                              $  23,508,412     $  25,033,927          $     41,488,700
  Mortgage-backed securities                                17,108,295        15,028,748
  Total assets                                              42,091,167        42,559,875                41,744,825
  Total shareholders' equity                                41,404,320        41,597,770                41,642,278
  Number of preferred shares outstanding                     2,070,000         2,070,000                 2,070,000
  Number of common shares outstanding                           22,077            22,077                    22,077



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

RESIDENTIAL MORTGAGE LOANS. At December 31, 1999 and 1998, the Company had $11.6 million and $13.8 million, respectively, invested in Residential Mortgage Loans. The decrease is due to repayments of mortgage loans in 1999. The Company reinvested the proceeds recovered from the repayment of Residential Mortgage Loans in Mortgage-backed Securities, and Commercial Mortgage Loans.

At December 31, 1999 and 1998, there were no delinquent or nonaccrual Residential Mortgage Loans.

COMMERCIAL MORTGAGE LOANS. At December 31, 1999 and 1998, the Company had $11.9 million and $11.2 million, respectively, invested in Commercial Mortgage Loans. The net increase is due to purchase of $9.3 million during 1999, along with principal paydowns of $8.6 million during 1999.

The following table reflects the composition of Mortgage Loans at December 31,



                                                      1999                                            1998
                                       ---------------------------------------------------------------------------------------
                                                    Weighted                                        Weighted
                                       Principal     Average       Percent of      Principal         Average        Percent of
                                        Balance    Interest Rate   Total Loans      Balance       Interest Rate    Total Loans
                                       ---------------------------------------------------------------------------------------
Loan Type

Residential Mortgage Loans
   Fixed                               $ 6,348,991     7.67%         27.01%      $ 6,252,783          8.16%          24.98%
   Variable                              5,284,603     7.30%         22.48%        7,546,290          7.73%          30.14%
                                       ---------------------------------------------------------------------------------------
                                       $11,633,594     7.50%         49.49%      $13,799,073          7.93%          55.12%

Commercial Mortgage Loans
   Fixed                               $ 8,282,878     8.83%         35.23%      $ 8,270,071          9.36%          33.04%
   Variable                              3,603,940     8.32%         15.33%        2,976,783          8.79%          11.89%
                                       ---------------------------------------------------------------------------------------
                                       $11,886,818     8.68%         50.56%      $11,246,854          9.19%          44.93%

Allowance for Loan Loss                    (12,000)                  (0.05%)         (12,000)                        (0.05%)

Total Loans, Net                       $23,508,412     8.06%        100.00%      $25,033,927          8.49%         100.00%
                                      ---------------------------------------------------------------------------------------



MORTGAGE-BACKED SECURITIES. At December 31, 1999 and 1998, the Company had $17.1 million and $15.0 million, respectively, invested in mortgage-backed securities. The increase in 1999 and 1998 is due to the Company's reinvestment of mortgage loan repayments into mortgage-backed securities. The weighted average maturity of these investments at December 31, 1999 and 1998 are 3.19 years and 1.61 years with a yield of 6.10% and 5.88%, respectively.

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

Geographically, the Company's Mortgage Loans are generally located in Michigan. Geographic concentration of loans may present risks in addition to those present with respect to Mortgage Loans generally. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

RESULTS OF OPERATIONS

For the years ended December 31, 1999, 1998 and 1997, the Company reported net income available to common shareholders of $666,347, $962,105 and $53,207, respectively. Interest income on Residential Mortgage Loans totaled $923,300, $1,464,172, and $50,358 for the years ended December 31, 1999, 1998 and 1997, respectively, which represents an average yield on such loans of 7.26%, 8.02%, and 8.20% respectively. Interest income on Commercial Mortgage Loans totaled $969,145, $1,415,079, and $52,189 for the years ended December 31, 1999, 1998, and 1997, respectively , which represents an average yield on such loans of 8.38%, 9.43%, and 9.04%, respectively. Interest income on mortgage-backed securities totaled $850,352 and $197,275 for the years ended December 31, 1999 and 1998, respectively. The yield on mortgage-backed securities for the year end December 31, 1999 and 1998 were 6.10% and 5.88%, respectively. There was no interest income or yield on mortgage-backed securities for the short period of time from inception to year end December 31, 1997. The average loan balance of the Residential Mortgage Loan portfolio for the years ended December 31, 1999 and 1998 was $74,574 and $67,976, respectively. The average loan balance of the Commercial Mortgage Loan portfolio for the years ended December 31, 1999 and 1998 was $1,080,143 and $965,143, respectively.

Operating expenses totaled $296,127 and $300,974, respectively, for the years ended December 31, 1999 and 1998. There were no operating expenses recorded for the short period of time since inception to year end December 31, 1997.

The Company also declared a cash dividend on December 31, 1999 and 1998 of $30.18 and $43.58 per Common Share of Common Stock, which were paid on January 31, 2000 and 1999, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       CONTENTS                                                                             PAGE

(a)    Report of Independent Certified Public Accountants                                     ii

(b)    Balance Sheets at December 31, 1999, and 1998                                         iii

(c)    Statements of Income for the years ended December 31, 1999 and 1998 and for the period from December 22, 1997 (inception) through
       December 31,1997                                                                       iv

(d)    Statements of Comprehensive Income for the years ended December 31, 1999 and 1998, and for the period from December 22, 1997 (inception) through
       December 31, 1997                                                                       v

(e)    Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998, and for the period from December 22, 1997 (inception) through
       December 31, 1997                                                                      vi

(f)    Statements of Cash Flows for the years ended December 31, 1999 and 1998, and for the period from December 22, 1997 (inception) through December 31,
       1997                                                                                  vii

(g)    Notes to Financial Statements                                                        viii

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Franklin Finance Corporation:

We have audited the accompanying balance sheets of Franklin Finance Corporation (the "Company") as of December 31, 1999 and 1998 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from December 22, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Finance Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from December 22, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP
Southfield, Michigan
January 28, 2000, except for not 7, as to which the date is March 20, 2000.

                          FRANKLIN FINANCE CORPORATION
                                 BALANCE SHEETS

                                                                           At December 31,
                                                               -----------------------------
Assets                                                              1999             1998
                                                               -----------------------------
Cash in checking                                               $    137,391     $    106,546
Cash in savings                                                     754,320
--------------------------------------------------------------------------------------------
Total cash in bank                                                  891,711          106,546
Loans
  Residential mortgage loans                                     11,633,594       13,799,073
  Commercial mortgage loans                                      11,886,818       11,246,854
Allowance for loan losses                                           (12,000)         (12,000)
--------------------------------------------------------------------------------------------
Net loans                                                        23,508,412       25,033,927

Mortgage-backed securities, available for sale                   17,108,295       15,028,748
Accrued interest - mortgage-backed securities                       104,223          181,089
Accrued interest - residential loans                                 51,437           67,278
Accrued interest - commercial loans                                  46,296           79,689
Due from parent company                                             200,872        2,039,668
Prepaid expenses and other assets                                   179,921           22,930
--------------------------------------------------------------------------------------------
Total assets                                                   $ 42,091,167     $ 42,559,875
============================================================================================

Liabilities and shareholders' equity

Dividend payable - Common                                      $    666,347          962,105
Accrued expenses                                                     20,500
--------------------------------------------------------------------------------------------
Total current liabilities                                           686,847     $    962,105

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
  authorized, 22,077 shares issued and outstanding                6,623,100        6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
  authorized, 2,070,000 shares issued and outstanding            20,700,000       20,700,000
Paid in surplus                                                  14,319,178       14,319,178
Accumulated other comprehensive loss                               (237,958)         (44,508)
Retained earnings
--------------------------------------------------------------------------------------------
Total shareholders' equity                                       41,404,320       41,597,770
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $ 42,091,167     $ 42,559,875
============================================================================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                              STATEMENTS OF INCOME


                                                                           For the Years Ended         For the  period from
                                                                               December 31,              December 22, 1997
                                                                           ---------------------------- (inception) through
                                                                           1999            1998          December 31, 1997
                                                                           ------------------------------------------------
Interest income

Interest on residential mortgage loans                                    $   923,300  $   1,464,172    $           50,358
Interest on commercial mortgage loans                                         969,145      1,415,079                52,189
Interest on mortgage-backed securities                                        850,352        197,275
Interest on savings                                                            20,577
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                                       2,763,374      3,076,526               102,547
Provision for loan losses                                                                     12,000
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         2,763,374      3,064,526               102,547
---------------------------------------------------------------------------------------------------------------------------
Operating expense

Advisory fee - paid to parent                                                 125,000        125,000
Loan service fee - paid to parent                                              81,549        125,053
Other general and administrative                                               89,578         50,921
---------------------------------------------------------------------------------------------------------------------------
Total operating expense                                                       296,127        300,974
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                  2,467,247      2,763,552               102,547
Preferred stock dividend                                                    1,800,900      1,801,447                49,340
---------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholder                                $   666,347  $     962,105    $           53,207
===========================================================================================================================
Income per common share                                                        $30.18         $43.58                 $2.41


The accompanying notes are an integral part of these statements.






                                                          For the Years Ended        For the period from
                                                              December 31,            December 22, 1997
                                                   -------------------------------   (inception) through
                                                      1999                 1998       December 31, 1997
                                                   ------------------------------------------------------
Net income                                         $ 2,467,247          $2,763,552        $   102,547

Other comprehensive loss
     Unrealized holding losses on securities
          available for sale                          (237,958)            (44,508)
---------------------------------------------------------------------------------------------------------
Comprehensive income                               $ 2,229,289          $2,719,044        $   102,547
=========================================================================================================

The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                                                            Other
                                                Common        Preferred         Paid in  Comprehensive  Retained
                                                 Stock          Stock           Surplus   Income (Loss) Earnings        Totals
                                              -----------------------------------------------------------------------------------
Issuance of Common Stock                      $ 6,623,100                    $ 14,319,178                            $ 20,942,278

Initial public offering of 8.70%
  Noncumulative Perferred Stock, Series A
  on December 22, 1997                                       $ 20,700,000                                              20,700,000

Net Income                                                                                            $   102,547         102,547
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                               (49,340)        (49,340)
Dividend on Common Stock ($2.41 per share)                                                                (53,207)        (53,207)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    6,623,100      20,700,000      14,319,178                              41,642,278
Net Income                                                                                              2,763,552       2,763,552
Capital Contribution from
  Common Shareholder                                                               67,552                                  67,552
Additional Expenses for Preferred
  Stock Offering                                                                  (67,552)                                (67,552)
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                            (1,801,447)     (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                              (962,105)       (962,105)
Change in accumulated other
  comprehensive loss                                                                       $ (44,508)                     (44,508)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    6,623,100      20,700,000      14,319,178    (44,508)                  41,597,770
Net Income                                                                                              2,467,247       2,467,247
Capital Contribution from
  Common Shareholder
Additional Expenses for Preferred
  Stock Offering
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                            (1,800,900)     (1,800,900)
Dividend on Common Stock ($30.18 per share)                                                              (666,347)       (666,347)
Change in accumulated other
  comprehensive loss                                                                       $(193,450)                    (193,450)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $ 6,623,100    $ 20,700,000    $ 14,319,178  $(237,958) $              $ 41,404,320
=================================================================================================================================



        The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended       For the period from
                                                                      December 31,            December 22, 1997
                                                               --------------------------    (inception) through
                                                               1999                  1998      December 31, 1997
                                                               -------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                    $ 2,467,247       $  2,763,552     $   102,547
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
  Provision for loan losses                                                           12,000
  Amortization (Accretion) on securities                           86,644           (440,690)
  Decrease (Increase) in accrued interest receivable              126,100            (99,823)       (228,233)
  Decrease (Increase) in due from parent, prepaid
    expenses and other assets                                   1,781,461            (22,930)        (27,624)
 Increase in other liabilities                                     20,500
------------------------------------------------------------------------------------------------------------
Total adjustments                                               2,014,705           (551,443)       (255,857)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES             4,481,952          2,212,109        (153,310)

INVESTING ACTIVITIES
Purchase of commercial loans                                   (9,326,304)                       (18,754,898)
Purchase of residential loans                                  (2,060,697)                       (22,736,015)
Net decrease in loans                                          12,912,516         14,453,659           2,213
Purchase of mortgage-backed securities                         (9,934,840)       (16,451,294)
Proceeds from maturities and pay downs on securities            7,475,543          1,795,798
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                            (933,782)          (201,837)    (41,488,700)

FINANCING ACTIVITIES
Proceeds from the sale of common stock                                                            20,941,278
Proceeds from the sale of preferred stock                                                         20,700,000
Dividends paid on common stock                                   (962,105)           (53,207)
Dividends paid on preferred stock                              (1,800,900)        (1,850,787)
------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (2,763,005)        (1,903,994)     41,641,278
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                   785,165            106,278            (732)
CASH AT BEGINNING OF YEAR                                         106,546                268           1,000
------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                           $   891,711            106,546     $       268
============================================================================================================



        The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, and 1997

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

The Company used the proceeds from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies of the Company.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

Mortgage loans are carried at the principal amount outstanding. Interest income is accrued and recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 1999 and 1998.

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

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities purchased by the Company are classified as available for sale and carried at market value. Unrealized gains and losses on available for sale securities are excluded from income and recorded as an amount in a separate component of other comprehensive income or loss until realized.

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

INCOME PER COMMON SHARE:

Income per common share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities which would require a diluted earnings per share computation. The Company had 22,077 weighted average common shares outstanding during 1999 and 1998.

INCOME TAXES:

The Company has elected for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 95% of its REIT taxable income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the periods ended December 31, 1999, 1998, and 1997, the Company distributed 100% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective in 2001 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

NOTE 3 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

The following reflects the composition of the Company's Mortgage Loans:



                                                           At December 31,
                                               -------------------------------------
                                                   1999                      1998
                                               -------------------------------------
Loan  Type

Residential Mortgage Loans
  Fixed                                        $ 6,348,991              $  6,252,783
  Variable                                       5,284,603                 7,546,290
                                               -------------------------------------
                                                11,633,594                13,799,073
                                               -------------------------------------
Commercial Mortgage Loans
  Fixed                                          8,282,878                 8,270,071
  Variable                                       3,603,940                 2,976,783
                                               -------------------------------------
                                                11,886,818                11,246,854
                                               -------------------------------------
Allowance for Loan Losses                          (12,000)                  (12,000)
                                               -------------------------------------
Net Loans                                      $23,508,412              $ 25,033,927
                                               =====================================


The properties collateralizing the Company's Commercial Mortgage Loans consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan.

NOTE 4 - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of the mortgage-backed securities available for sale at December 31, 1999 and 1998 are shown below.


                                                       GROSS            GROSS
                                    AMORTIZED        UNREALIZED       UNREALIZED
                                      COST             GAINS            LOSSES          FAIR VALUE
                                   ----------------------------------------------------------------
DECEMBER 31, 1999:
  Mortgage-backed securities       $  17,468,838     $   13,630      $   374,173      $  17,108,295

DECEMBER 31, 1998:
  Mortgage-backed securities       $  15,056,245     $    9,435      $    36,932      $  15,028,748


There were no realized gains, losses and proceeds on sales of securities available for sale for the years ended December 31, 1999, 1998 and for the period from December 22, 1997 (inception) through December 31, 1997.

The scheduled maturities of available for sale securities at December 31, 1999 were as follows:

                                                                          AMORTIZED
                                                                           COST                     FAIR VALUE
                                                                      -------------------------------------------
Mortgage-backed securities due within one year                        $    1,187,424              $     1,183,416
Mortgage-backed securities due after one through five years               15,656,595                   15,336,030
Mortgage-backed securities due after five through ten years                  624,819                      588,849
-----------------------------------------------------------------------------------------------------------------
Total                                                                 $   17,468,838              $    17,108,295
=================================================================================================================


There were no pledged securities carried at December 31, 1999 and 1998.

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

The Company also entered into a servicing agreements with the Bank for the servicing of its residential mortgage loans and its commercial mortgage loans (the "Servicing Agreements"). Pursuant to the Servicing Agreements, the Bank performs the servicing of the residential and commercial mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause with at least thirty days notice to the Bank and payment of a termination fee. The servicing fee rate is .375% of the outstanding principal balance of the residential and commercial mortgage loans.

The Company has cash balances of $891,711 and $106,546 as of December 31, 1999 and 1998, respectively, held in deposit accounts with the Bank.

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

The following methods and assumptions were used to estimate the fair value amounts at December 31, 1999 and 1998.

CASH AND DUE FROM BANK:  Carrying amount approximates fair value.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS: Fair value of the residential and commercial mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the balance sheet at December 31, 1999 and 1998 are at cost. The approximate fair value of the total loans at December 31,1999 and 1998 were $23,013,886 and $24,881.999, respectively.

OTHER FINANCIAL ASSETS: The carrying amounts of due from parent company and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of dividends payable - common and dividends payable - preferred approximate fair value.

NOTE 7 - SUBSEQUENT EVENT:

On March 20, 2000 Franklin Bank, N.A. announced it had entered into an agreement to merge with Bingham Financial Services Company, a Birmingham, Michigan based national commercial and manufactured home lending and servicing organization. The closing is expected in the third quarter of 2000 and is subject to shareholder and regulatory approvals. Subsequent to the transaction, the Company will continue to be a wholly-owned subsidiary of the Bank.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are directors and executive officers of the Company are as follows:


   Name                     Age      Position and Offices Held

   Robert M. Walker         56       Director
   Lloyd A. Schwartz        71       Director
   Edward J. Shehab         40       Director and Senior Vice President
   David L. Shelp           53       Director and Chief Financial Officer
   David F. Simon           53       Director and Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

     Robert M. Walker, age 56, is a certified public accountant and certified fraud examiner. He has over 28 years of experience in public accounting, financial and management consulting, and the financial services industry. Mr. Walker is a member of the Company's Audit Committee.

     Lloyd A. Schwartz, age 71, is a certified public accountant and has served as the Deputy Receiver/Rehabilator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a Technical Reviewer for the Michigan Association of Certified Public Accountants peer review program since 1990. Prior to 1990, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand, LLP. Mr. Schwartz is a member of the Company's Audit Committee.

     David L. Shelp, age 53, has been the Chief Financial Officer of the Bank since its inception in 1983. Mr. Shelp was an Assistant Treasurer of another financial institution in Lansing, Michigan from 1975 to 1981 and its Controller from 1981 to 1983. Mr. Shelp is a member of the Company's Credit Committee.

     Edward J. Shehab, age 40, joined the Bank in 1985 as a financial analyst. Prior to that time, Mr. Shehab was an assistant secondary trader at another financial institution. Since 1998, Mr. Shehab has been Senior Vice President of Finance at the Bank. Mr. Shehab is a member of the Company's Credit Committee.

     David F. Simon, age 53, is Chairman of the Board of the Bank and has held this position since its inception in 1983. Mr. Simon is a member of the Company's Credit Committee. He formerly was an attorney in private practice specializing in securities and financial institutions law from 1971 to 1991.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1999.

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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the period ended December 31, 1999 and 1998 totalled $125,000, $125,000, respectively. There were no advisory fees paid to the parent for the period ended December 31,1997.

The Bank services the Residential and Commercial Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the respective Servicing Agreements. The Company paid the Bank $81,549 and $125,053, respectively in servicing fees for the period ending December 31, 1999 and 1998, respectively. There were no loan servicing fees paid to the parent for the period ended December 31,1997.

The Company had cash balances of $891,711 and $106,546 as of December 31, 1999 and 1998 held in deposit accounts with the Bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements of the Company are included in Item 8 of this report:

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and for the period from December 22, 1997 (inception) through December 31, 1997

          Notes to Financial Statements

  (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

  (a)(3)  Exhibits:
          See Exhibit Index.


Exhibit
  No.    Document
--------------------------------------------------------------------------------
  3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(a) of Form S-11 (file number 333-10495) filed by the company).

  3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form S-11 (file number 333-10495) filed by the company).

  4.1 Certificate of Designation of 8.70% Noncumulative Exchangeable Preferred Stock, Series A (incorporated herein by reference to Exhibit 3(a)(1) of Form S-11 (file number 333-10495) filed by the company).

 10.1 Residential Mortgage Loan Purchase Agreement and Commercial Mortgage Loan Purchase Agreement (incorporated herein by reference to Exhibits
         10.1 and 10.2 of Form S-11 (file number 333-10495) filed by the company).

 10.2 Residential Mortgage Loan Servicing Agreement and Commercial Mortgage Loan Servicing Agreement (incorporated herein by reference to Exhibit
         10.3 and 10.4 of Form S-11(file number 333-10495) filed by the company).

 10.3 Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.5 of Form S-11 (file number 333-10495)filed by the company).

 11      Computation of net income per share.

 12 Computation of ratio of income to fixed charges and Preferred Stock dividend Requirements.

27        Financial Data Schedule

(b)       No reports on Form 8-K were issued during the year ended
          December 31, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on March 30, 2000.

                        FRANKLIN FINANCE CORPORATION
                                 (Registrant)

                    By: /s/ David Simon
                        -----------------------------------------
                                    Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

March 30, 2000      By:  /s/ Lloyd A. Schwartz
                         -----------------------------------------
                         Lloyd A. Schwartz
                         Director

March 30, 2000      By:  /s/ Edward J. Shehab
                         -----------------------------------------
                         Edward J. Shehab
                         Director and Senior Vice President

March 30, 2000      By:  /s/ David L. Shelp
                         -----------------------------------------
                         David L. Shelp
                         Director, Chief Financial Officer

March 30, 2000      By:  /s/ David F. Simon
                         -----------------------------------------
                         David F. Simon
                         Director and Secretary

March 30, 2000      By:  /s/ Robert M. Walker
                         -----------------------------------------
                         Robert M. Walker
                         Director

                                 EXHIBITS INDEX

Exhibit                                                                 Page No.
--------------------------------------------------------------------------------
 11     Computation of net income per share.                              16

 12     Computation of ratio of income to fixed charges and Preferred
        Stock dividend Requirements.                                      17

 27     Financial Data Schedule