Form 10-Q
period 2000-03-31
FRANKLIN FINANCE CORP
filed 2000-05-12
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-23469

                          FRANKLIN FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            MICHIGAN               38-3372606
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
                 INCORPORATION OR ORGANIZATION)(IDENTIFICATION NO.)

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF MARCH 31, 2000.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:                                               PAGE

  STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2000
   AND DECEMBER 31, 1999-------------------------------------------------------1

  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
   2000 AND MARCH 31, 1999 ----------------------------------------------------2

  STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED
   MARCH 31, 2000 AND MARCH 31, 1999-------------------------------------------2

  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
   MARCH 31, 2000 AND MARCH 31, 1999 ------------------------------------------3

  NOTES TO FINANCIAL STATEMENTS------------------------------------------------4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
  MARCH 31, 1999---------------------------------------------------------------5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK--------------8

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS------------------------------------------------------8

ITEM 2. CHANGES IN SECURITIES--------------------------------------------------8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ---------------------------------------9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--------------------9

ITEM 5. OTHER INFORMATION------------------------------------------------------9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --------------------------------------9

SIGNATURES--------------------------------------------------------------------10

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                March 31, 2000  December 31, 1999
                                                                ---------------------------------
ASSETS                                                              (unaudited)

Cash in checking                                                   $     50,461    $    137,391
Cash in savings                                                         569,416         754,320
------------------------------------------------------------------------------------------------
Total cash in bank                                                      619,877         891,711
Loans
 Residential mortgage loans                                          12,144,707      11,633,594
 Commercial mortgage loans                                           11,827,339      11,886,818
 Allowance for loan losses                                              (12,000)        (12,000)
------------------------------------------------------------------------------------------------
Net loans                                                            23,960,046      23,508,412

Mortgage-backed securities, available for sale                       16,475,586      17,108,295
Accrued interest - mortgage-backed securities                            99,699         104,223
Accrued interest - residential loans                                     64,116          51,437
Accrued interest - commercial loans                                      49,653          46,296
Due from parent company                                                 162,560         200,872
Prepaid expenses and other assets                                       181,764         179,921
------------------------------------------------------------------------------------------------
Total assets                                                       $ 41,613,301    $ 42,091,167
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                          $        --     $    666,347
Accrued expenses                                                          5,575          20,500
------------------------------------------------------------------------------------------------
Total current liabilities                                                 5,575         686,847

Shareholders' equity
Common Stock par value $300.00; 60,000 shares
 authorized, 22,077 shares  issued and outstanding                    6,623,100       6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
 authorized, 2,070,000 shares issued and outstanding                 20,700,000      20,700,000
Paid in surplus                                                      14,319,178      14,319,178
Accumulated other comprehensive loss                                   (269,368)       (237,958)
Retained earnings                                                       234,816
------------------------------------------------------------------------------------------------
Total shareholders' equity                                           41,607,726      41,404,320
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $ 41,613,301    $ 42,091,167
================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Three Months Ended
                                                                   March 31,
                                                             2000           1999
                                                       -----------------------------

INTEREST INCOME

Interest on residential mortgage loans                 $     229,311  $      247,835
Interest on commercial mortgage loans                        259,033         256,836
Interest on mortgage-backed securities                       261,248         185,697
Interest on savings                                            9,764
                                                       -----------------------------
Total interest income                                        759,356         690,368
                                                       -----------------------------
Operating expenses

Advisory fee - paid to parent                                 31,247          31,272
Loan service fee - paid to parent                             23,204          25,671
Other general and administrative                              19,864          18,814
                                                       -----------------------------
Total expenses                                                74,315          75,757
                                                       -----------------------------
Net income                                                   685,041         614,611
                                                       -----------------------------
Preferred stock dividend                                     450,225         450,225
                                                       -----------------------------
Net income available to common shareholders            $     234,816  $      164,386
                                                       =============================

Income per common share                                $      $10.64  $        $7.45


                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                        2000        1999
                                                    ------------------------
Net income                                          $   685,041 $    614,611

Other comprehensive loss
  Unrealized holding losses on securities,
   available for sale                                  (269,368)     (38,623)
----------------------------------------------------------------------------
Comprehensive income                                $   415,673 $    575,988
----------------------------------------------------------------------------



The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Three Months Ended
                                                                            March 31,
                                                                        2000          1999
                                                                    --------------------------
OPERATING ACTIVITIES:
Net Income                                                          $    685,041  $    614,611
Adjustments to reconcile net income to cash provided by
operating activities:
 Amortization on securities                                               40,524        80,835
 (Increase)/decrease in accrued interest receivable                      (11,512)       40,689
 Decrease in due from parent, prepaid expenses and other assets           52,649     1,974,028
 Decrease)/increase in other liabilities                                 (14,925)      208,465
                                                                    --------------------------
Total adjustments                                                         66,736     2,304,017
                                                                    --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                751,777     2,918,628
                                                                    --------------------------
INVESTING ACTIVITIES:
Proceeds from maturities and paydowns of mortgage-backed securities      544,595     1,081,349
Purchase of residential loans                                           (815,455)
Purchase of commercial loans                                                        (2,908,412)
Net decrease in loans                                                    363,821     2,793,646
                                                                    --------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 92,961       966,583

FINANCING ACTIVITIES:
Dividends paid on common stock                                          (666,347)     (962,105)
Dividends paid on preferred stock                                       (450,225)     (450,225)
                                                                    --------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (1,116,572)   (1,412,330)
                                                                    --------------------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                    (271,834)    2,472,881
                                                                    --------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         891,711       106,546
                                                                    --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    619,877  $  2,579,427
                                                                    ==========================


The Notes to Financial Statements are an integral part of these statement.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

The Statement of Financial Condition as of December 31, 1999 has been derived from the audited Statement of Financial Condition as of that date.

Franklin Finance Corporation is a Michigan corporation, which was incorporated on September 25, 1997 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Franklin Bank, N.A. (the "Bank"), a nationally chartered commercial bank.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 58.2% and 45.0% bear interest at fixed rates at March 31, 2000 and 1999, respectively. At March 31, 2000, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.00% to 10.00% per annum. At March 31, 1999 these rates ranged from 6.00% to 10.49%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at March 31, 2000 and 1999, respectively, was approximately 7.71% and 7.64% per annum.

Of the residential mortgage loans included in the portfolio, 41.8% and 55.0% bear interest at adjustable rates at March 31, 2000 and 1999, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.00% to 8.50% per annum as of March 31, 2000. At March 31, 1999 these rates ranged from 5.50% to 8.99%. As of March 31, 2000 and 1999, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.57% and 7.30% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $128,266 to $2.1 million as of March 31, 2000, and $134,420 to $1.9 million as of March 31, 1999.

Of the commercial mortgage loans included in the portfolio at March 31, 2000 and 1999, respectively, 69.7% and 83.0% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% to 9.75% per annum at March 31, 2000 and 7.50% to 9.99% per annum at March 31, 1999. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.83% and 8.97% per annum, as of March 31, 2000 and March 31, 1999, respectively.

Of the commercial mortgage loans included in the portfolio at March 31, 2000 and 1999, respectively, 30.3% and 17.0% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 10.50% per annum as of March 31, 2000 and 8.00% to 9.49% per annum as of March 31, 1999. The weighted average yield equaled 8.63% and 8.70% per annum, at March 31, 2000 and 1999, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA') MORTGAGE-BACKED SECURITIES

At March 31, 2000 and 1999, the mortgage-backed securities held by the Company totaled $16.5 million and $13.9 million, respectively. At March 31, 2000, these securities had a weighted average yield of 6.09% and a weighted average term to maturity of 3.02 years. At March 31, 1999, these securities had a weighted average yield of 7.68% and a weighted average term to maturity of 1.46 years.


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


NOTE 5 - DIVIDENDS

During both of the three months ended March 31, 2000 and 1999, the Company's Board of Directors declared $450,225 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2000.


                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing and the other risks detailed from time to time in the Company's SEC reports. These forward-looking statements represent the Bank's judgement as of the date of this report. The Bank disclaims, however, any intent or obligation to update these forward-looking statements.



FINANCIAL CONDITION


ORGANIZATION

Franklin Finance Corporation is a Michigan corporation incorporated on September 25, 1997, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage Assets"). The Company elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $300.00 per share (the "Common Stock"), are owned by Franklin Bank, N.A., a nationally chartered and federally insured national bank (the "Bank"). The Company was formed by the Bank to provide the Bank with a cost- effective means of raising capital.

The Bank administers the day-to-day activities of the Company in its role as advisor under an Advisory Agreement. The Bank also services the Company's Mortgage Assets pursuant to servicing agreements between the Company and the Bank. These assets represent residential loans, commercial mortgage loans, FHLMC mortgage-backed securities and FNMA mortgage-backed securities.


LOANS

At March 31, 2000 and December 31,1999, respectively, the Company had $12.1 million and $11.6 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $511,113 net increase from the balance at December 31, 1999, resulted from Residential Mortgage Loan principal collections and individual loan payoffs of $304,342 and the purchase of loans for the portfolio of $815,455. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2000 and December 31, 1999, respectively, the Company had $11.8 million and $11.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $59,479 net decrease from the balance at December 31, 1999, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2000 and December 31, 1999, respectively, the Company had no nonaccrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the three months ended March 31, 2000 or March 31, 1999.

MORTGAGE-BACKED SECURITIES

At March 31, 2000 and December 31, 1999, the Company had outstanding principal balances of $16.5 million and $17.1 million, respectively, invested in "FHLMC" mortgage-backed securities and "FNMA" mortgage-backed securities. The $632,709 net decrease from the balance at December 31, 1999, resulted from principal collections. These loans are for single family residential loans.


INTEREST RATE RISK

The Company's income consists primarily of interest payments on mortgage loans and mortgage-backed securities. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the adjustable rate mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. Conversely, an increase in interest rates would cause the Company to experience an increase in interest income. There can be no assurance that an interest rate environment, in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series "A" Preferred Shares. Currently, the Company does not use any derivative products to manage its interest rate risk.


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

Geographically, the Company's Mortgage Loans generally are concentrated in the State of Michigan. Geographic concentration of loans may present risks in addition to those present with respect to mortgage loans generally. All of the properties underlying the Company's Residential and Commercial Mortgage Loans included in the current portfolio are located in Michigan. Mortgage Loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of borrowers in Michigan to make payments of principal and interest on such loans. The investments held in the FHLMC and FNMA agency securities help to offset some of the geographic concentration risk in that the residential mortgage loans collateralizing the securities are representative of many geographic areas.


LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in "Tax Status of the Company."

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as Mortgage Loans currently in the portfolio mature or prepay, and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with proceeds obtained from repayment of principal balances by the individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flows (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income) or a combination of these methods, subject to certain approvals as described in the Company's organizational documents.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

During the three-month periods ended March 31, 2000 and March 31, 1999 (the "three-month period"), the Company reported net income of $685,041 and $614,611, respectively. Interest income on Residential Mortgage Loans totaled $229,311 and $247,835 for the three-month periods, respectively, which represents an average yield on such loans of 7.67% and 7.65%, respectively. Interest income on Commercial Mortgage Loans totaled $259,033 and $256,836 for the three-month periods, respectively, which represents an average yield on such loans of 8.64 % and 8.45%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $12.0 million and $13.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $12.0 million and $12.2 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended March 31, 2000 and March 31, 1999 totaled $261,248 and $185,697, respectively. The three-month average yield for March 31, 2000 and March 31, 1999 was 6.17% and 7.68% on an average balance of $16.9 million and $13.9 million, respectively.

Operating expenses totaling $74,315 and $75,757 for the three-month periods ended March 31, 2000 and March 31, 1999 were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Loan servicing fees paid to the Bank of $23,204 and $25,671 for the three-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.  EXHIBIT
11   Computation of Net Income Per Common Share
12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements
27   Financial Data Schedule

(b) No reports on Form 8-K were issued during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on May 12, 2000.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)

                    By:  /s/ David F. Simon
                         --------------------------------------
                         David F. Simon
                         Director and Secretary
                         (Duly authorized representative)


                    By:  /s/ David L. Shelp
                         --------------------------------------
                         David L. Shelp
                         Director and Chief Financial Officer
                         (Principal financial and accounting officer)

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