Form 10-Q
period 2000-06-30
FRANKLIN FINANCE CORP
filed 2000-08-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 YES (X) NO
                                            ---

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF JUNE 30, 2000.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 ........................  1

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED
         JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED).........................................................  2

STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS AND THREE
         MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED)............................................  2

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
         JUNE 30, 1999 (UNAUDITED)...........................................................................  3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)....................................................................  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999 ..............................  8

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999 ..........................  8


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..........................................  9


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS...................................................................................  9

ITEM 2.  CHANGES IN SECURITIES ..............................................................................  9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................................................  9

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..................................................  9

ITEM 5.  OTHER INFORMATION  .................................................................................  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................  9

SIGNATURES .................................................................................................. 10

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                                               AT
                                                                                               JUNE 30, 2000     DECEMBER 31, 1999
                                                                                               -------------     -----------------
ASSETS                                                                                          (unaudited)

Cash in checking                                                                              $    20,360             $   137,391
Cash in savings                                                                                 1,161,483                 754,320
                                                                                              -----------             -----------
Total cash in bank                                                                              1,181,843                 891,711
Loans
  Residential mortgage loans                                                                   10,763,042              11,633,594
  Commercial mortgage loans                                                                    13,749,859              11,886,818
  Allowance for loan losses                                                                       (12,000)                (12,000)
                                                                                              -----------             -----------
Net loans                                                                                      24,500,901              23,508,412

Mortgage-backed securities, available for sale                                                 16,156,039              17,108,295
Accrued interest - mortgage-backed securities                                                      97,658                 104,223
Accrued interest - residential loans                                                               60,298                  51,437
Accrued interest - commercial loans                                                                64,376                  46,296
Due from parent company                                                                                                   200,872
Prepaid expenses and other assets                                                                 166,148                 179,921
                                                                                              -----------             -----------
Total assets                                                                                  $42,227,263             $42,091,167
                                                                                              ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                                                     $                       $   666,347
Accrued expenses                                                                                  339,513                  20,500
                                                                                              -----------             -----------
Total current liabilities                                                                         339,513                 686,847

Shareholders' equity
Common Stock par value $300.00; 60,000 shares
  authorized, 22,077 shares issued and outstanding                                              6,623,100               6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
  authorized, 2,070,000 shares issued and outstanding                                          20,700,000              20,700,000
Paid in surplus                                                                                14,319,178              14,319,178
Accumulated other comprehensive loss                                                             (252,210)               (237,958)
Retained earnings                                                                                 497,682
                                                                                              -----------             -----------
Total shareholders' equity                                                                     41,887,750              41,404,320
                                                                                              -----------             -----------
Total liabilities and shareholders' equity                                                    $42,227,263             $42,091,167
                                                                                              ===========             ===========

See Notes to Financial Statements

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                    ------------------------------------------------------
                                                                              JUNE 30,                    JUNE 30,
                                                                         2000         1999           2000          1999
                                                                    ------------------------------------------------------
INTEREST INCOME
Interest on residential loans                                       $  449,460    $  467,878     $   220,149    $  220,043
Interest on commercial loans                                           547,909       495,481         288,876       238,645
Interest on mortgage-backed securities                                 520,953       352,540         259,707       166,843
Interest on money market                                                19,558                         9,794
                                                                    ----------   -----------     -----------    ----------
Total interest income                                                1,537,880     1,315,899         778,526       625,531
Provision for loan losses
                                                                    ----------   -----------     -----------    ----------
Total interest income after provision for loan losses                1,537,880     1,315,899         778,526       625,531
                                                                    ----------    ----------     -----------    ----------
NON INTEREST EXPENSES
Director's fees                                                          4,000         2,000           2,000
Outside services                                                         1,616         2,675           1,616         1,524
Audit expense                                                              500        13,000          (3,075)        3,000
Advisory fee                                                            62,498        62,544          31,251        31,272
Insurance                                                               11,334        11,330           5,667         5,667
Loan service fee                                                        45,568        37,988          22,364        12,317
Single business tax                                                     12,000         6,000           4,500         6,000
Other operating expense                                                  2,232                         1,110
                                                                    ----------    ----------     -----------    ----------
Total non interest expenses                                            139,748       135,537          65,433        59,780
                                                                    ----------    ----------     -----------    ----------
Net income                                                           1,398,132     1,180,362         713,093       565,751
                                                                    ----------    ----------     -----------    ----------
Preferred stock dividend                                               900,450       900,450         450,225       450,225
                                                                    ----------    ----------     -----------    ----------
Net income available to common shareholders                         $  497,682    $  279,912     $   262,868    $  115,526
                                                                    ==========    ==========     ===========    ==========

EARNINGS PER COMMON SHARE - BASIC                                        22.54         12.68           11.91          5.23


See Notes to Financial Statements



                          FRANKLIN FINANCE CORPORATION
                  STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                             -----------------------------------------------------------
                                                                        JUNE 30,                        JUNE 30,
                                                                 2000                1999          2000           1999
                                                             -----------------------------------------------------------
Net income                                                   $  1,398,132      $  1,180,362     $ 713,093     $  565,751

Other comprehensive loss
  Unrealized holding gains (losses) on securities,
   available for sale                                            (252,210)          (54,695)       17,158         16,072
                                                             ------------      ------------     ---------     ----------
Comprehensive income                                         $  1,145,922      $  1,125,667       730,251     $  581,823
                                                             ============      ============     =========     ==========



See Notes to Financial Statements

                          FRANKLIN FINANCE CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                             ---------------------------------
                                                                                                   2000                1999
                                                                                             ---------------------------------
OPERATING ACTIVITIES:
Net Income                                                                                   $   1,398,132        $  1,180,362
Adjustments to reconcile net income to cash provided by
operating activities:
  Amortization on securities                                                                        75,984             (31,038)
  (Increase)/decrease in accrued interest receivable                                               (20,376)             30,841
  Decrease in due from parent, prepaid expenses and other assets                                   221,985           1,907,511
  Decrease in other liabilities                                                                   (347,334)           (490,603)
                                                                                             -------------        ------------
Total adjustments                                                                                  (69,741)          1,416,711
                                                                                             -------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        1,328,391           2,597,073
                                                                                             -------------        ------------
INVESTING ACTIVITIES:
Purchase of securities available for sale                                                                           (4,934,840)
Proceeds from maturities and paydowns of mortgage-backed securities                                854,680           2,294,746
Purchase of residential loans                                                                   (1,000,512)           (998,332)
Purchase of commercial loans                                                                    (1,983,578)         (2,908,412)
Net decrease in loans                                                                            1,991,601           6,422,819
                                                                                             -------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (137,809)           (124,019)

FINANCING ACTIVITIES:
Dividends paid on preferred stock                                                                 (900,450)           (900,450)
                                                                                             -------------        ------------
NET CASH USED IN FINANCING ACTIVITIES                                                             (900,450)           (900,450)
                                                                                             -------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          290,132           1,572,604
                                                                                             -------------        ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   891,711             106,546
                                                                                             -------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   1,181,843        $  1,679,150
                                                                                             =============        ============

See Notes to Financial Statements

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

The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 56.6% and 49.5% bear interest at fixed rates at June 30, 2000 and 1999, respectively. At both June 30, 2000 and June 30, 1999, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.00% to 10.00% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at June 30, 2000 and 1999, respectively, was approximately 7.88% and 7.57% per annum.

Of the residential mortgage loans included in the portfolio, 43.4% and 50.5% bear interest at adjustable rates at June 30, 2000 and 1999, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.50% to 9.25% per annum as of June 30, 2000. At June 30, 1999 these rates ranged from 5.50% to 8.375%. As of June 30, 2000 and 1999, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.79% and 7.19% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $126,961 to $2.1 million as of June 30, 2000, and $132,818 to $1.9 million as of June 30, 1999.

Of the commercial mortgage loans included in the portfolio at June 30, 2000 and 1999, respectively, 73.9% and 78.9% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% to 9.75% per annum at both June 30, 2000 and June 30, 1999. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.32% and 7.71% per annum, as of June 30, 2000 and 1999, respectively.

Of the commercial mortgage loans included in the portfolio at June 30, 2000 and 1999, respectively, 26.1% and 21.1% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 9.75% per annum as of June 30, 2000 and 8.00% to 9.25% per annum as of June 30, 1999. The weighted average yield equaled 8.52% and 8.70% per annum, at June 30, 2000 and 1999, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At June 30, 2000 and 1999, the mortgage-backed securities held by the Company totaled $16.2 million and $17.7 million, respectively. At June 30, 2000, these securities had a weighted average yield of 6.34% and a weighted average term to maturity of 3.36 years. At June 30, 1999, these securities had a weighted average yield of 7.31% and a weighted average term to maturity of 2.78 years.


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


NOTE 5 - DIVIDENDS

The Company's Board of Directors declared $900,450 of preferred stock dividends for both of the six months ended June 30, 2000 and June 30, 1999. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2000.


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


LOANS

At June 30, 2000 and December 31,1999, respectively, the Company had $10.8 million and $11.6 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $870,552 net decrease from the balance at December 31, 1999, resulted from Residential Mortgage Loan principal collections and individual loan payoffs of $1.9 million and the purchase of loans for the portfolio of $1.0 million. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 2000 and December 31, 1999, respectively, the Company had $13.7 million and $11.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $1.9 million net increase from the balance at December 31, 1999, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $100,537 and the purchase of loans for the portfolio of $2.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 2000 and December 31, 1999, respectively, the Company had no nonaccrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the six months ended June 30, 2000 or June 30, 1999.


MORTGAGE-BACKED SECURITIES

At June 30, 2000 and December 31, 1999, the Company had outstanding principal balances of $16.2 million and $17.1 million, respectively, invested in "FHLMC" mortgage-backed notes and "FNMA" mortgage-backed securities. The $952,256 net decrease from the balance at December 31, 1999, resulted from principal collections. These loans are for single family residential loans.




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


TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

During the six-month periods ended June 30, 2000 and June 30, 1999 (the "six-month period"), the Company reported net income of $1,398,131 and $1,180,362, respectively. Interest income on Residential Mortgage Loans totaled $449,460 and $467,878 for the six-month periods, respectively, which represents an average yield on such loans of 7.84% and 7.32%, respectively. Interest income on Commercial Mortgage Loans totaled $547,909 and $495,481 for the six-month periods, respectively, which represents an average yield on such loans of 8.73% and 8.16%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the six-month periods was $11.5 million and $12.1 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the six-month periods was $12.5 million and $11.1million, respectively.

Interest income earned on the mortgage-backed investment securities for six-month periods ended June 30, 2000 and June 30, 1999 totaled $520,953 and $352,540, respectively. The six-month average yield for June 30, 2000 and June 30, 1999 was 6.28% and 7.31% on an average balance of $16.6 million and $14.5 million, respectively.

Non interest expenses totaled $139,748 and $135,537 for the six-month periods ended June 30, 2000 and June 30, 1999, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Advisory fees paid to the Bank were $62,498 and $62,544 for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. Loan servicing fees paid to the Bank of $45,568 and $37,988 for the six-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

During the three-month periods ended June 30, 2000 and June 30, 1999 (the "three-month period"), the Company reported net income of $713,093 and $565,751, respectively. Interest income on Residential Mortgage Loans totaled $220,149 and $220,043 for the three-month periods, respectively, which represents an average yield on such loans of 8.03% and 7.58%, respectively. Interest income on Commercial Mortgage Loans totaled $288,876 and $238,645 for the three-month periods, respectively, which represents an average yield on such loans of 8.81% and 8.16%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $11.0 million and $11.6 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $13.1 million and $10.5 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended June 30, 2000 and June 30, 1999 totaled $259,707 and $166,843, respectively. The three-month average yield for June 30, 2000 and June 30, 1999 was 6.40% and 7.31% on an average balance of $16.2 million and $14.7 million, respectively.

Non interest expenses totaled $65,433 and $59,780 for the three-month periods ended June 30, 2000 and June 30, 1999, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Advisory fees paid to the Bank were $31,251 and $31,272 for the three-month periods ended June 30, 2000 and June 30, 1999, respectively. Loan servicing fees paid to the Bank of $22,364 and $12,317 for the three-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs.

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

(b) No reports on Form 8-K were issued during the six-months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on August 11, 2000.

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

     11                  Computation of Net Income per share

     12 Computation of Ratio of Income to Fixed charges and Preferred Stock Dividend Requirements

     27                  Financial Data Schedule


13