Form 10-Q
period 2000-09-30
FRANKLIN FINANCE CORP
filed 2000-11-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER: 0-23469

                          FRANKLIN FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             MICHIGAN             38-3372606
                 (STATE OR OTHER JURISDICTION OF I.R.S. EMPLOYER
                INCORPORATION OR ORGANIZATION) (IDENTIFICATION NO.)

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

                                 YES (X) NO
                                           -----
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF SEPTEMBER 30, 2000.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999...............1

STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER
     30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)........................................................2

STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED
     SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)..............................................2

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
     SEPTEMBER 30, 1999 (UNAUDITED).....................................................................3

STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
     (UNAUDITED) AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998.........................................4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)...............................................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........7


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999..............9

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999............10


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................10


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..............................................................................10

ITEM 2.  CHANGES IN SECURITIES..........................................................................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................10

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................................11

ITEM 5.  OTHER INFORMATION..............................................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................11

SIGNATURES .............................................................................................12

EXHIBITS 11 & 12........................................................................................13

EXHIBIT 27 ............ ................................................................................14


                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                  AT
                                                             ----------------------------------------
                                                                SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                             ----------------------------------------
ASSETS                                                                       (unaudited)
Cash in checking                                                    $     12,975         $    137,391
Cash in savings                                                          358,034              754,320
-----------------------------------------------------------------------------------------------------
Total cash in bank                                                       371,009              891,711
Loans
 Residential mortgage loans                                           10,937,426           11,633,594
 Commercial mortgage loans                                            14,809,998           11,886,818
 Allowance for loan losses                                               (12,000)             (12,000)
-----------------------------------------------------------------------------------------------------
Net loans                                                             25,735,424           23,508,412

Mortgage-backed securities, available for sale                        15,825,485           17,108,295
Accrued interest - mortgage-backed securities                             95,071              104,223
Accrued interest - residential loans                                      63,491               51,437
Accrued interest - commercial loans                                       64,098               46,296
Due from parent company                                                                       200,872
Prepaid expenses and other assets                                        126,648              179,921
-----------------------------------------------------------------------------------------------------
Total assets                                                        $ 42,281,226         $ 42,091,167
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                           $                    $    666,347
Accrued expenses                                                          78,971               20,500
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                 78,971              686,847

Shareholders' equity
Common Stock par value $300.00; 60,000 shares
 authorized, 22,077 shares issued and outstanding                      6,623,100            6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
 authorized, 2,070,000 shares issued and outstanding                  20,700,000           20,700,000
Paid in surplus                                                       14,319,178           14,319,178
Accumulated other comprehensive loss                                    (188,689)            (237,958)
Retained earnings                                                        748,666
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                            42,202,255           41,404,320
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $ 42,281,226         $ 42,091,167
=====================================================================================================

See Notes to Financial Statements

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                                           --------------------------------------------------
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                2000          1999      2000           1999
                                                           --------------------------------------------------
INTEREST INCOME
Interest on residential loans                               $  660,613   $  702,105   $  211,153   $  234,227
Interest on commercial loans                                   835,714      726,292      287,805      230,811
Interest on mortgage-backed securities                         777,912      580,901      256,960      228,361
Interest on money market                                        35,458        9,664       15,900        9,664
-------------------------------------------------------------------------------------------------------------
Total interest income                                        2,309,697    2,018,962      771,818      703,063
-------------------------------------------------------------------------------------------------------------

NON INTEREST EXPENSE
Director's fees                                                  5,000        5,000        1,000        3,000
Outside services                                                 1,616        4,299                     1,624
Audit expense                                                    3,999       20,625        3,499        7,625
Advisory fee                                                    93,749       93,754       31,251       31,210
Insurance                                                       17,001       16,997        5,667        5,667
Loan service fee                                                66,749       59,098       21,181       21,110
Single business tax                                             18,900       27,000        6,900       21,000
Other operating expense                                          3,342        1,513        1,110        1,513
-------------------------------------------------------------------------------------------------------------
Total non interest expense                                     210,356      228,286       70,608       92,749
-------------------------------------------------------------------------------------------------------------
Net income                                                   2,099,341    1,790,676      701,210      610,314
-------------------------------------------------------------------------------------------------------------
Preferred stock dividend                                     1,350,675    1,350,675      450,225      450,225
-------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                 $  748,666   $  440,001   $  250,985   $  160,089
=============================================================================================================

EARNINGS PER COMMON SHARE - BASIC AND DILUTED               $    33.91   $    19.93   $    11.37   $     7.25



See Notes to Financial Statements


                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED       THREE MONTHS ENDED
                                                            -------------------------------------------------
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                2000           1999     2000           1999
                                                            -------------------------------------------------
Net income                                                  $  748,666    $ 440,001   $  250,985   $  160,089

Other comprehensive income (loss)
  Unrealized holding gains (losses) on securities,
    available for sale                                          49,269     (155,259)      63,521     (145,072)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                        $  797,935    $ 284,742   $  314,506   $   15,017
=============================================================================================================





See Notes to Financial Statements

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                 ------------------------------
                                                                                          SEPTEMBER 30,
                                                                                       2000           1999
                                                                                 ------------------------------
OPERATING ACTIVITIES:
Net Income                                                                        $  2,099,341    $  1,790,676
Adjustments to reconcile net income to cash provided by
operating activities:
  Amortization on securities                                                           106,917          41,867
  (Increase)/decrease in accrued interest receivable                                   (20,704)        111,326
  Decrease in due from parent, prepaid expenses and other assets                       228,763       1,987,564
  Decrease in other liabilities                                                       (607,876)       (661,608)
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                                     (292,900)      1,479,149
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            1,806,441       3,269,825

INVESTING ACTIVITIES:
Purchase of securities available for sale                                                           (9,934,840)
Proceeds from maturities and paydowns of mortgage-backed securities                  1,250,544       6,878,902
Purchase of residential loans                                                       (2,019,624)     (2,060,697)
Purchase of commercial loans                                                        (4,028,874)     (7,046,768)
Net decrease in loans                                                                3,821,486      10,946,730
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (976,468)     (1,216,673)

FINANCING ACTIVITIES:
Dividends paid on preferred stock                                                   (1,350,675)     (1,350,675)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (1,350,675)     (1,350,675)
--------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                                  (520,702)        702,477
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                       891,711         106,546
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $    371,009    $    809,023
==============================================================================================================


See Notes to Financial Statements

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                          Accumulated
                                                                                             Other
                                                 Preferred        Common      Paid in     Comprehensive   Retained
                                                   Stock           Stock      Surplus      Gain/(Loss)    Earnings       Totals
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                     $ 20,700,000  $  6,623,100  $ 14,319,178   $             $            $ 41,642,278
Net Income                                                                                                2,763,552     2,763,552
Capital Contribution from
  Common Shareholder                                                             67,552                                    67,552
Additional Expenses for Preferred
  Stock Offering                                                                (67,552)                                  (67,552)
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,801,447)   (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                                (962,105)     (962,105)
Change in accumulated other
  comprehensive loss                                                                          (44,508)                    (44,508)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                     20,700,000     6,623,100    14,319,178       (44,508)                 41,597,770
Net Income                                                                                                2,467,247     2,467,247
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,800,900)   (1,800,900)
Dividend on Common Stock ($30.18 per share)                                                                (666,347)     (666,347)
Change in accumulated
  comprehensive loss                                                                         (193,450)                   (193,450)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                     20,700,000     6,623,100    14,319,178      (237,958)                 41,404,320
Net Income                                                                                                2,099,341     2,099,341
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,350,675)   (1,350,675)
Change in accumulated
  comprehensive loss                                                                           49,269                      49,269
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000 (UNAUDITED)      $ 20,700,000  $  6,623,100  $ 14,319,178   $  (188,689)  $   748,666  $ 42,202,255
==================================================================================================================================




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

The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 58.0% and 52.6% bear interest at fixed rates at September 30, 2000 and 1999, respectively. At both September 30, 2000 and September 30, 1999, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.00% to 10.00% per annum. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at September 30, 2000 and 1999, respectively, was approximately 7.86% and 7.51% per annum.

Of the residential mortgage loans included in the portfolio, 42.0% and 47.4% bear interest at adjustable rates at September 30, 2000 and 1999, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.75% to 9.625% per annum as of September 30, 2000. At September 30, 1999 these rates ranged from 5.50% to 8.375%. As of September 30, 2000 and 1999, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 8.15% and 7.08% per annum.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $125,751 to $2.1 million as of September 30, 2000, and $131,257 to $2.1 million as of September 30, 1999.

Of the commercial mortgage loans included in the portfolio at September 30, 2000 and 1999, respectively, 75.8% and 60.7% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.25% to 12.00% per annum at September 30, 2000 and 7.75% to 9.75% per annum at September 30, 1999. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.95% and 8.91% per annum, as of September 30, 2000 and 1999, respectively.

Of the commercial mortgage loans included in the portfolio at September 30, 2000 and 1999, respectively, 24.2% and 39.3% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.75% per annum to 9.75% per annum as of both September 30, 2000 and September 30, 1999. The weighted average yield equaled 8.32% and 8.38% per annum, at September 30, 2000 and 1999, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At September 30, 2000 and 1999, the mortgage-backed securities held by the Company totaled $15.8 million and $17.8 million, respectively. At September 30, 2000, these securities had a weighted average yield of 7.19% and a weighted average term to maturity of 2.43 years. At September 30, 1999, these securities had a weighted average yield of 7.33% and a weighted average term to maturity of
2.14 years.


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


NOTE 5 - DIVIDENDS

The Company's Board of Directors declared $1,350,675 of preferred stock dividends for both of the nine months ended September 30, 2000 and September 30, 1999. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2000.

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


LOANS

At September 30, 2000 and December 31,1999, respectively, the Company had $10.9 million and $11.6 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $696,168 net decrease from the balance at December 31, 1999, resulted from Residential Mortgage Loan principal collections and individual loan payoffs of $2.7 million and the purchase of loans for the portfolio of $2.0 million. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2000 and December 31, 1999, respectively, the Company had $14.8 million and $11.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $2.9 million net increase from the balance at December 31, 1999, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs of $1.1 million and the purchase of loans for the portfolio of $4.0 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2000 and December 31, 1999, respectively, the Company had no nonaccrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the nine months ended September 30, 2000 or September 30, 1999.

MORTGAGE-BACKED SECURITIES

At September 30, 2000 and December 31, 1999, the Company had outstanding principal balances of $15.8 million and $17.1 million, respectively, invested in "FHLMC" mortgage-backed notes and "FNMA" mortgage-backed securities. The $1.3 million net decrease from the balance at December 31, 1999, resulted from principal collections. These loans are for single family residential loans. Management used the repayments of principal on these mortgage-backed securities to invest in residential or commercial mortgage loans. These loans traditionally have a higher interest rate than mortgage-backed securities. Management expects to continue to reinvest the principal pay down of the mortgage-backed securities into both residential and commercial mortgage loans.


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


SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry.

Geographically, the Company's mortgage loans generally are concentrated in the State of Michigan. Geographic concentration of loans may present risks in addition to those present with respect to mortgage loans. All of the properties underlying the Company's residential and commercial mortgage loans included in the current portfolio are located in Michigan. Mortgage loans secured by properties located in Michigan may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards that may affect Michigan and the ability of borrowers in Michigan to make payments of principal and interest on such loans. The investments held in the FHLMC and FNMA agency securities help to offset some of the geographic concentration risk in that the residential mortgage loans collateralizing the securities are representative of many geographic areas.


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

To the extent that the Board of Directors determines additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flows (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income) or a combination of these methods, subject to certain approvals as described in the Company's organizational documents.


TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

During the nine-month periods ended September 30, 2000 and September 30, 1999 (the "nine-month period"), the Company reported net income of $2.1 million and $1.8 million, respectively. Interest income on Residential Mortgage Loans totaled $660,613 and $702,105 for the nine-month periods, respectively, which represents an average yield on such loans of 7.79% and 7.80%, respectively. Interest income on Commercial Mortgage Loans totaled $835,714 and $726,292 for the nine-month periods respectively, which represents an average yield on such loans of 8.60% and 9.05%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the nine-month periods was $11.3 million and $12.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the nine-month periods was $13.0 million and $10.7 million, respectively.

Interest income earned on the mortgage-backed investment securities for the nine-month periods ended, September 30, 2000 and September 30, 1999 totaled $777,912 and $580,901, respectively. The nine-month average yield for September 30, 2000 and September 30, 1999 was 6.33% and 4.90% on an average balance of $16.4 million and $15.8 million, respectively.

Non interest expense totaled $210,356 and $228,286 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Advisory fees paid to the Bank were $93,749 and $93,754 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. Audit expenses were $3,999 and $20,625 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. Single business taxes were $18,900 and $27,000 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. Loan servicing fees paid to the Bank of $66,749 and $59,098 for the nine-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

During the three-month periods ended September 30, 2000 and September 30, 1999 (the "three-month period"), the Company reported net income of $701,210 and $610,314, respectively. Interest income on residential mortgage loans totaled $211,153 and $234,227 for the three-month periods, respectively, which represents an average yield on such loans of 7.67% and 7.94%, respectively. Interest income on commercial mortgage loans totaled $287,805 and $230,811 for the three-month periods, respectively, which represents an average yield on such loans of 8.36% and 9.32%, respectively. The average loan balance of the residential mortgage loan portfolio for the three-month periods was $11.0 million and $11.8 million, respectively. The average balance of the commercial mortgage loan portfolio for the three-month periods was $13.8 million and $9.9 million, respectively.

Interest income earned on the mortgage-backed investment securities for the three-month periods ended September 30, 2000 and September 30, 1999 totaled $256,960 and $228,361, respectively. The three-month average yield for September 30, 2000 and September 30, 1999 was 6.43% and 5.22% on an average balance of $16.0 million and $17.5 million, respectively.

Non interest expense totaled $70,608 and $92,749 for the three-month periods ended September 30, 2000 and September 30, 1999, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Advisory fees paid to the Bank were $31,251 and $31,210 for the three-month period ended September 30, 2000 and September 30, 1999, respectively. Single business taxes were $6,900 and $21,000 for the three-month period ended September 30, 2000 and September 30, 1999, respectively. Loan servicing fees paid to the Bank of $21,181 and $21,110 for the three-month period, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) No reports on Form 8-K were issued during the nine-months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on November 13, 2000.

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