Form 10-K405
period 2000-12-31
FRANKLIN FINANCE CORP
filed 2001-04-02
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

                                 (248) 358-4710
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of Act:

Title of each class                  Name of each exchange on which registered
-----------------------------------  ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares outstanding of the registrant's sole class of common stock is 22,077 shares, $300 par value, as of December 31, 2000. All of the shares of common stock were held by Franklin Bank at December 31, 2000; accordingly, no common stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                          FRANKLIN FINANCE CORPORATION
                        --------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                     PART I

ITEM 1. BUSINESS..........................................................   3
ITEM 2. PROPERTIES........................................................   5
ITEM 3. LEGAL PROCEEDINGS.................................................   6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   6

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS...............................................   6
ITEM 6. SELECTED FINANCIAL DATA...........................................   8
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...............................   9
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.......................................................  16
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  17
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE............................  28

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  28
ITEM 11. EXECUTIVE COMPENSATION...........................................  29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................................  29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  29

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..............................................  31


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

The Company's principal business is to acquire, hold and manage mortgage loans that will generate net income for distribution to shareholders. The Company currently acquires all of its mortgage loans from the Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family (one-to-four-unit) residential real estate properties ("Residential Mortgage Loans") or by commercial real estate properties consisting of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties ("Commercial Mortgage Loans"). The Company also from time to time acquires investment grade mortgage securities that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code of 1986, as amended ("Code"). Mortgage loans underlying the mortgage securities are secured by single-family residential, multifamily, or commercial real estate properties located in the United States.

The Company's policy is not to acquire any commercial mortgage loan if such commercial mortgage loan constitutes more than 5% of the total book value of the Mortgage Loans of the Company at the time of its acquisition. The Company's policy also prohibits the acquisition of any mortgage loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage securities), which mortgage loan (i) is delinquent in the payment of principal or interest: (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in nonaccrual status are generally loans that are past due 90 days or more in principal or interest and classified loans are troubled loans which are deemed substandard or doubtful and where the full collectibility of principal and interest on such loan is doubtful.

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

The majority of Mortgage-backed securities are issued and/or guaranteed by an agency of the U.S Government, the Government National Mortgage Association ("GNMA"), or by government-sponsored enterprises such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). GNMA is a government-owned corporation within the Department of Housing and Urban Development.

Issuers of mortgage-backed securities are typically very selective in choosing the mortgages that make up their pools. Beyond the basic security of the mortgage loans themselves, mortgage-backed securities issued by GNMA, FNMA and FHLMC carry additional guarantees, which enhance their credit worthiness. These guarantees pertain to the timely payment of principal and interest.

Unlike GNMA's guarantee, neither FNMA's nor FHLMC's guarantees are backed by the full faith and credit of the U.S. Government. However, the credit markets consider the securities of these two entities to be nearly equivalent to those issued by agencies which have the full faith and credit guarantee. Thus, they carry an implied AAA rating.

The mortgage-backed securities owned by the Company at December 31, 2000 were issued by FNMA and FHLMC.

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




EMPLOYEES

The Company has two officers. All of the officers of the Company are also officers of the Bank. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to an Advisory Agreement ("Advisory Agreement").

THE ADVISOR

On December 22, 1997, the Company entered into an Advisory Agreement with the Bank to administer the day-to-day operations of the Company, (i) monitoring the credit quality of the mortgage loans held by the Company, (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company's mortgage loans and (iii) maintaining custody of the documents related to the Company's mortgage loans. The Advisory Agreement has an initial term of five years, and will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the Bank by the Company. The Bank will be entitled to receive an annual advisory fee equal to $125,000 with respect to the advisory and management services provided by it to the Company.

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

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of independent directors, to determine that it is in the best interest of the Company and its shareholders to revoke its REIT status. As of December 31, 2000, management of the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

GENERAL

The Company is authorized to issue up to 60,000 shares of common stock, $300.00 par value per share, and 2,500,000 shares of Preferred Stock, $10.00 liquidation preference per share. Preferred Stock totaling 2,070,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 22,077 shares of Common Stock outstanding at December 31, 2000 and accordingly, there is no trading market for the

Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of the Series A Preferred Shares, all voting rights are vested in the Common Stock. The holders of the Common Stock are entitled to one vote per share.

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

COMMON STOCK

There is no established public trading market in the Company's Common Stock. As of March 26, 2001, there were 22,077 issued and outstanding shares of Common Stock held by one shareholder, the Bank. On December 31, 2000, 1999 and 1998, the Company declared a cash dividend of $47.40, $30.18 and $43.58 per common share of Common Stock to the shareholders of record on December 31, 2000, 1999 and 1998, respectively. The dividends' were paid on January 31, 2001, 2000 and 1999, respectively.

PREFERRED STOCK

The Series A Preferred Shares are listed on the Nasdaq National Market under the trading symbol "FSVBP". As of March 26, 2001, there were 2,070,000 issued and outstanding Series A Preferred Shares held by approximately 73 holders of record, which excludes preferred shares held in street name. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the year ended December 31, 2000. The table also indicates the dividends paid by the Company during 2000.

                                    PRICE
QUARTER ENDED               HIGH            LOW     DIVIDENDS
---------------------------------------------------------------
March 31, 2000              7.250          6.000   $   450,225
June 30, 2000               7.000          5.749   $   450,225
September 30, 2000          7.375          5.375   $   450,225
December 31, 2000           7.500          6.500   $   450,225

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


                                                                                                         AS OF OR
SELECTED DATA                                                    AS OF OR FOR THE                        FOR THE PERIOD FROM
                                                              YEARS ENDED DECEMBER 31,                   DECEMBER 22, 1997
                                                 -----------------------------------------------------   (INCEPTION) THROUGH
                                                      2000               1999               1998         DECEMBER 31, 1997
                                                 -----------------------------------------------------------------------------
OPERATING DATA:

FOR THE YEAR
Interest income                                    $ 3,131,300        $ 2,763,374        $ 3,076,526        $   102,547
Net income                                           2,847,455          2,467,247          2,763,552            102,547
Income available to common shareholders'             1,046,555            666,347            962,105             53,207
Income per common share                                  47.40              30.18              43.58               2.41

DIVIDENDS DECLARED:

Dividends on common stock                          $ 1,046,555        $   666,347        $   962,105        $    53,207
Dividends on preferred stock                         1,800,900          1,800,900          1,801,447             49,340

BALANCE SHEET DATA:

AT YEAR END
Net loans                                          $26,822,264        $23,508,412        $25,033,927        $41,488,700
Mortgage-backed securities                          15,459,617         17,108,295         15,028,748
Total assets                                        42,731,538         42,091,167         42,559,875         41,744,825
Total shareholders' equity                          41,669,683         41,404,320         41,597,770         41,642,278
Number of preferred shares outstanding               2,070,000          2,070,000          2,070,000          2,070,000
Number of common shares outstanding                     22,077             22,077             22,077             22,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

RESIDENTIAL MORTGAGE LOANS. At December 31, 2000 and 1999, the Company had $11.2 million and $11.6 million, respectively, invested in Residential Mortgage Loans. The decrease is due to repayments of mortgage loans in 2000. The Company reinvested a portion of the proceeds recovered from the repayment of Residential Mortgage Loans and Commercial Mortgage Loans.

At December 31, 2000 and 1999, there were no delinquent or nonaccrual Residential Mortgage Loans.

COMMERCIAL MORTGAGE LOANS. At December 31, 2000 and 1999, the Company had $15.7 million and $11.9 million, respectively, invested in Commercial Mortgage Loans. The net increase is due to purchase of $4.9 million during 2000, along with principal paydowns of $1.1 million during 2000. The Company reinvested the proceeds recovered from the repayment of Commercial Mortgage Loans into new mortgage loans.

The following table reflects the composition of Mortgage Loans at December 31,

                                                2000                                          1999
                              ---------------------------------------------------------------------------------------
                                               WEIGHTED                                      WEIGHTED
                                 PRINCIPAL     AVERAGE         PERCENT OF    PRINCIPAL       AVERAGE       PERCENT OF
                                 BALANCE     INTEREST RATE     TOTAL LOANS    BALANCE     INTEREST RATE   TOTAL LOANS
                              ---------------------------------------------------------------------------------------
LOAN TYPE

Residential Mortgage Loans
  Fixed                       $  6,742,715       7.74%          25.14%      $  6,348,991      7.67%          27.01%
  Variable                       4,439,765       8.40%          16.55%         5,284,603      7.30%          22.48%
                              ------------                     -------------------------                   -------
                              $ 11,182,480       8.00%          41.69%      $ 11,633,594      7.50%          49.49%

Commercial Mortgage Loans
  Fixed                       $ 12,102,955       8.82%          45.12%      $  8,282,878      8.83%          35.23%
  Variable                       3,548,829       8.84%          13.23%         3,603,940      8.32%          15.33%
                              ------------                     -------------------------                   -------
                              $ 15,651,784       8.82%          58.35%      $ 11,886,818      8.68%          50.56%

Allowance for Loan Loss            (12,000)                     (0.04%)          (12,000)                    (0.05%)
                              ------------                     -------------------------                   -------
Total Loans, Net              $ 26,822,264       8.48%         100.00%      $ 23,508,412      8.06%         100.00%
                              ============                     =========================                   =======

Of the Residential Mortgage Loans included in the Residential Portfolio; approximately 60.23% and 54.57% bear interest at fixed rates as of December 31, 2000 and 1999, respectively. The interest rates of the fixed rate Residential Mortgages Loans included in the Residential Portfolio range from 6.00% per annum to 10.49% per annum as of December 31, 2000 and 1000. The weighted average interest rate of the fixed rate Residential Mortgage Loans included in the Residential Portfolio was approximately 7.74% and 7.67% as of December 31, 2000 and 1999, respectively. The following table contains certain additional data as of December 31, 200 and 1999, with respect to the interest rates of the fixed rate Residential Mortgage Loans included in the Residential Portfolio.

     INTEREST RATE OF FIXED RATE RESIDENTIAL MORTGAGE LOANS

                                AS OF DECEMBER 31, 2000                      AS OF DECEMBER 31, 1999
                      ---------------------------------------------------------------------------------------------
                                                   PERCENTAGE OF                                   PERCENTAGE OF
                                                    RESIDENTIAL                                     RESIDENTIAL
                      NUMBER OF      AGGREGATE     PORTFOLIO BY        NUMBER OF   AGGREGATE       PORTFOLIO BY
                      MORTGAGE       PRINCIPAL      AGGREGATE           MORTGAGE   PRINCIPAL        AGGREGATE
INTEREST RATE          LOANS          BALANCE    PRINCIPAL BALANCE       LOANS      BALANCE      PRINCIPAL BALANCE
---------------------------------------------------------------------------------------------------------------------
6.00%-6.49%              36         $  862,038           7.71%             42       $1,136,131           9.77%
6.50%-6.99%                                                                 1        1,055,619           9.07%
7.00%-7.49%               4          1,875,019          16.77%              2        1,005,486           8.64%
7.50%-7.99%               4          1,379,943          12.34%              4          571,744           4.91%
8.00%-8.49%               2            508,852           4.55%              2          516,137           4.44%
8.50%-8.99%              11          1,561,642          13.97%             11          835,637           7.18%
9.00%-9.49%               1            140,408           1.26%              2          330,115           2.84%
9.50%-9.99%               6            302,691           2.71%              9          782,752           6.73%
10.00%-10.49%             4            112,122           1.00%              4          115,370           0.99%
                    -------------------------------------------------------------------------------------------------

Total                    68         $6,742,715          60.30%             77       $6,348,991          54.57%
                    =================================================================================================

Of the Residential Mortgage Loans included in the Residential Portfolio, approximately 39.77% and 45.51% bear interest at adjustable rates as of December 31, 2000 and 1999, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the Residential Portfolio are all ties to the one-year Treasury Index (defined below) ("One-Year ARM"), and adjust periodically. ARMs are typically subject to limitations on lifetime interest rates as well as periodic interest rate adjustments. The current interest rates of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs ranged from 5.00% per annum to 9.99% per annum as of December 31, 2000 and 1999. As of December 31, 2000 and 1999, the weighted average current interest rate of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs was approximately 8.40% per annum and 7.30% per annum, respectively. The following table contains certain additional data as of December 31, 2000 and 1999 with respect to the interest rates of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs:

INTEREST RATE OF VARIABLE RATE RESIDENTIAL MORTGAGE LOANS

                                 AT DECEMBER 31, 2000                             AT DECEMBER 31, 1999
                     -----------------------------------------------------------------------------------------------------
                                                     PERCENTAGE OF                                     PERCENTAGE OF
                      NUMBER OF       AGGREGATE       RESIDENTIAL        NUMBER OF     AGGREGATE         RESIDENTIAL
                      MORTGAGE        PRINCIPAL  PORTFOLIO BY AGGREGATE   MORTGAGE     PRINCIPAL   PORTFOLIO BY AGGREGATE
INTEREST RATE          LOANS           BALANCE     PRINCIPAL BALANCE       LOANS        BALANCE      PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------
5.50%-5.99%                                                                   2        $  147,804             1.27%
6.00%-6.49%                                                                   4           165,313             1.42
6.50%-6.99%              2         $   46,072             0.41%              18           717,498             6.18
7.00%-7.49%              3            203,809             1.83               27         2,066,617            17.80
7.50%-7.99%             11            702,895             6.30               21         1,477,975            12.73
8.00%-8.49%             20          1,165,808            10.44                7           709,397             6.11
8.50%-8.99%             17          1,430,095            12.81
9.00%-9.49%             13            805,785             7.22
9.50%-9.99%              1             85,302             0.76
                     -----------------------------------------------------------------------------------------------------
Total                   67         $4,439,765            39.77%              79        $5,284,603            45.51%
                     =====================================================================================================

The following tables set forth certain information with respect to each type of Residential Mortgage Loan included in the Residential Portfolio:

TYPE OF RESIDENTIAL MORTGAGE LOANS

                                                                               AS OF DECEMBER 31, 2000
                                                      -------------------------------------------------------------------------
                                                                                          PERCENTAGE OF
                                                                                           RESIDENTIAL
                                                                          AGGREGATE        PORTFOLIO BY       WEIGHTED AVERAGE
                                                       NUMBER OF          PRINCIPAL         AGGREGATE          MONTHS REMAINING
TYPE                                                  MORTGAGE LOANS       BALANCE       PRINCIPAL BALANCE       TO MATURITY
-------------------------------------------------------------------------------------------------------------------------------
Fixed Rate                                              68              $ 6,742,715             60.30%              115.34
One-Year ARM                                            67                4,439,765             39.70%              174.89
                                                      ----------------------------------------------------
Total                                                  135              $11,182,480            100.00%
                                                      ====================================================

                                                                              AS OF DECEMBER 31, 1999
                                                      -------------------------------------------------------------------------
                                                                                          PERCENTAGE OF
                                                                                           RESIDENTIAL
                                                                           AGGREGATE      PORTFOLIO BY         WEIGHTED AVERAGE
                                                       NUMBER OF           PRINCIPAL        AGGREGATE          MONTHS REMAINING
TYPE                                                 MORTGAGE LOANS         BALANCE      PRINCIPAL BALANCE       TO MATURITY
-------------------------------------------------------------------------------------------------------------------------------
Fixed Rate                                                77              $ 6,348,991           54.57%              185.09
One-Year ARM                                              79                5,284,603           45.43%              330.11
                                                      ----------------------------------------------------
Total                                                    156              $11,633,594          100.00%
                                                      ====================================================

Of the Commercial Mortgage Loans included in the Commercial Portfolio, approximately 77.23% and 69.28% bear interest at fixed rates as of December 31, 2000 and 1999, respectively. The interest rates of the fixed rate Commercial Mortgage Loans included in the Commercial Portfolio range from 7.50% per annum to 9.99% per annum as of December 31, 2000 and 1999. The following tables contain certain additional data with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Commercial Portfolio (including those variable rate Commercial Mortgage Loans that have been converted, pursuant to their terms, to fixed rates):

INTEREST RATE OF FIXED RATE COMMERCIAL MORTGAGE LOANS

                                   AT DECEMBER 31, 2000                                      AT DECEMBER 31, 1999
                   ----------------------------------------------------     ------------------------------------------------------
                                                       PERCENTAGE OF                                              PERCENTAGE OF
                   NUMBER OF                       COMMERCIAL PORTFOLIO     NUMBER OF                         COMMERCIAL PORTFOLIO
                   MORTGAGE   AGGREGATE PRINCIPAL      BY AGGREGATE          MORTGAGE   AGGREGATE PRINCIPAL       BY AGGREGATE
INTEREST RATE        LOANS          BALANCE          PRINCIPAL BALANCE        LOANS           BALANCE           PRINCIPAL BALANCE
----------------------------------------------------------------------------------------------------------------------------------
7.00%-7.49%            1          $ 1,974,601             12.60%
7.50%-7.99%            1            2,013,028             12.85                 1            $2,038,839              17.05%
8.00%-8.49%            1              905,185              5.78                 2             1,687,553              14.12
8.50%-8.99%            1              748,269              4.77                 1               958,065               8.01
9.00%-9.49%            1            2,037,761             13.00                 3             3,598,121              30.10
9.50%-9.99%            3            3,486,295             22.25
12.00%-12.49%          1              937,817              5.98
                   ---------------------------------------------------------------------------------------------------------------
Total                  7          $12,102,955             77.23%                7            $8,282,578              69.28%
                   ===============================================================================================================

Of the Commercial Mortgage Loans included in the Commercial Portfolio, as of December 31, 2000 and 1999, 22.77% and 30.52%, respectively, bear interest at variable rates which are typically tied to an index (such as The Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The current interest rates borne by the variable rate Commercial Mortgage Loans included in the Commercial Portfolio ranged from 7.50% per annum to 11.49% per annum as of December 31, 2000 and 1999. The following table contains certain additional data as of December 31, 2000 and 1999 with respect to the interest rates of the variable rate Commercial Mortgage Loans included in the commercial Portfolio:

COMMERCIAL MORTGAGE LOANS

                                   AT DECEMBER 31, 2000                                      AT DECEMBER 31, 1999
                   ----------------------------------------------------     ------------------------------------------------------
                                                       PERCENTAGE OF                                              PERCENTAGE OF
                   NUMBER OF                       COMMERCIAL PORTFOLIO     NUMBER OF                         COMMERCIAL PORTFOLIO
                   MORTGAGE   AGGREGATE PRINCIPAL      BY AGGREGATE          MORTGAGE   AGGREGATE PRINCIPAL       BY AGGREGATE
INTEREST RATE        LOANS          BALANCE          PRINCIPAL BALANCE        LOANS           BALANCE           PRINCIPAL BALANCE
----------------------------------------------------------------------------------------------------------------------------------
7.50%-8.49%            1          $ 2,060,231             13.22%                1            $2,086,648              17.67%
8.50%-8.99%                                                                     1            $  394,721               3.34
9.00%-9.49%                                                                     1               992,838               8.41
10.00%-10.49%                                                                   1               129,734               1.10
9.50%-9.99%            1              383,721              2.46
10.50%-10.99%          1              980,408              6.29
11.00%-11.49%          1              124,468              0.80
                   ---------------------------------------------------------------------------------------------------------------
Total                  4          $ 3,548,829             22.77%                4            $3,603,941              30.52%
                   ===============================================================================================================

The following tables set forth certain information with respect to each type of commercial property underlying each Commercial Mortgage Loan included in the Commercial Portfolio as of December 31, 2000 and 1999:

TYPE OF COMMERCIAL MORTGAGE LOAN

                                                                  AT DECEMBER 31, 2000
                               -------------------------------------------------------------------------------------------
                                                                PERCENTAGE OF
                                                                 COMMERCIAL       WEIGHTED      WEIGHTED        WEIGHTED
                                                                PORTFOLIO BY       AVERAGE       AVERAGE         AVERAGE
                                                   AGGREGATE      AGGREGATE       ORIGINAL       CURRENT         MONTHS
                                  NUMBER OF        PRINCIPAL      PRINCIPAL        LOAN-TO       LOAN-TO        REMAINING
TYPE OF MORTGAGED PROPERTY     MORTGAGED LOANS      BALANCE        BALANCE          VALUE         VALUE        TO MATURITY
--------------------------------------------------------------------------------------------------------------------------
5-36 unit apartments                  3           $ 3,103,486       19.83%          54.3%         51.9%            80.20
Industrial                            2             2,730,134       17.44%          70.9          69.1            128.10
Office                                1               981,767        6.27%          80.0          75.4             18.87
Retail strip center                   3             3,631,133       23.20%          69.5          66.1             40.54
Other                                 4             5,205,264       33.26%          73.2          63.8             28.90
                               -------------------------------------------
Total                                13           $15,651,784      100.00%          69.6%         65.3%            49.32
                               ===========================================

                                                                  AT DECEMBER 31, 1999
                               -------------------------------------------------------------------------------------------
                                                                PERCENTAGE OF
                                                                 COMMERCIAL       WEIGHTED      WEIGHTED        WEIGHTED
                                                                PORTFOLIO BY       AVERAGE       AVERAGE         AVERAGE
                                                   AGGREGATE      AGGREGATE       ORIGINAL       CURRENT         MONTHS
                                  NUMBER OF        PRINCIPAL      PRINCIPAL        LOAN-TO       LOAN-TO        REMAINING
TYPE OF MORTGAGED PROPERTY     MORTGAGED LOANS      BALANCE        BALANCE          VALUE         VALUE        TO MATURITY
--------------------------------------------------------------------------------------------------------------------------
5-36 unit apartments                  2           $ 2,216,381       18.65%          41.8%         39.6%           76.60
Industrial                            1               759,412        6.39%          67.7          66.0            35.40
Office                                1               992,838        8.35%          80.0          76.4            30.10
Retail strip center                   4             4,683,667       39.40%          74.6          71.7            62.90
Other                                 3             3,234,520       27.21%          77.9          68.3            34.60
                               -------------------------------------------
Total                                11           $11,886,818      100.00%          68.4%         64.4%           47.92
                               ===========================================



MORTGAGE-BACKED SECURITIES. At December 31, 2000 and 1999, the Company had $15.5 million and $17.1 million, respectively, invested in mortgage-backed securities. The decrease in 2000 and 1999 is due to the Company's reinvestment of mortgage-backed securities repayments into new mortgage loans. The weighted average maturity of these investments at December 31, 2000 and 1999 are 2.69 years and 3.19 years with a yield of 6.83% and 6.10%, respectively.

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





RESULTS OF OPERATIONS

For the years ended December 31, 2000, 1999 and 1998, the Company reported net income available to common shareholders of $1.0 million, $666,347 and $962,105, respectively. Interest income on Residential Mortgage Loans totaled $887,819, $923,300, and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, which represents an average yield on such loans of 7.89%, 7.26%, and 8.02% respectively. Interest income on Commercial Mortgage Loans totaled $1,162,563, $969,145, and $1.4 million for the years ended December 31, 2000, 1999, and 1998, respectively, which represents an average yield on such loans of 8.62%, 8.38%, and 9.43%, respectively. Interest income on mortgage-backed securities totaled $1.0 million, $850,352 and $197,275 for the years ended December

31, 2000, 1999 and 1998, respectively. The yield on mortgage-backed securities for the year-end December 31, 2000, 1999 and 1998 were 6.43%, 6.10% and 5.88%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the years ended December 31, 2000 and 1999 was $82,691 and $74,574, respectively. The average loan balance of the Commercial Mortgage Loan portfolio for the years ended December 31, 2000 and 1999 was $1.2 million and $1.1 million, respectively.

Operating expenses totaled $ 283,845, 296,127 and $300,974, respectively, for the years ended December 31, 2000, 1999 and 1998.

QUARTERLY SUMMARY OF SELECTED FINANCIAL DATA

The following tables set forth a quarterly summary of selected financial data:



            QUARTERLY SUMMARY OF SELECTED FINANCIAL DATA (UNAUDITED)

                                                                                                     2000
                                                                            --------------------------------------------------------
                                                                             FIRST           SECOND          THIRD           FOURTH
                                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                                            --------------------------------------------------------
Interest income                                                             $759,356        $778,526        $771,818        $821,600
                                                                            --------------------------------------------------------
  Net interest income                                                        759,356         778,526         771,818         821,600
Provision for loan losses                                                       --              --              --              --
                                                                            --------------------------------------------------------
  Net interest income after provision for loan losses                        759,356         778,526         771,818         821,600

Other non interest expenses                                                   74,315          65,433          70,608          73,489
                                                                            --------------------------------------------------------
Net income before preferred stock dividends                                  685,041         713,093         701,210         748,111
Preferred stock dividends of subsidiary                                      450,225         450,225         450,225         450,225
                                                                            --------------------------------------------------------
  Net income(loss)                                                          $234,816        $262,868        $250,985        $297,886
                                                                            ========================================================

Income(loss) per common share:

  Net income(loss) per common share:                                        $  10.64        $  11.91        $  11.37        $  13.49

  Average common shares outstanding:                                          22,077          22,077          22,077          22,077


                                                                                                     1999
                                                                            --------------------------------------------------------
                                                                             FIRST           SECOND          THIRD           FOURTH
                                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                                            --------------------------------------------------------
Interest income                                                             $690,368        $625,531        $703,063        $744,412
                                                                            --------------------------------------------------------
  Net interest income                                                        690,368         625,531         703,063         744,412
Provision for loan losses                                                       --              --              --              --
                                                                            --------------------------------------------------------
  Net interest income after provision for loan losses                        690,368         625,531         703,063         744,412

Other non interest expenses                                                   75,757          59,780          92,749          67,841
                                                                            --------------------------------------------------------
  Net income before preferred stock dividends                                614,611         565,751         610,314         676,571
Preferred stock dividends of subsidiary                                      450,225         450,225         450,225         450,225
                                                                            --------------------------------------------------------
  Net income                                                                $164,386        $115,526        $160,089        $226,346
                                                                            ========================================================

Income(loss) per common share:

  Net income(loss) per common share:                                        $   7.45        $   5.23        $   7.25        $  10.25

  Average common shares outstanding:                                          22,077          22,077          22,077          22,077


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk posture and assumes some interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company's risk occurs when it must replace amortized loans with current production mortgages. These replacement loans are chosen in a manner to maintain an interest rate risk posture similar to the Initial Portfolio. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares' dividends, advisory fees, and servicing fees) to the interest income potential of the Mortgage Loans. When, in management's opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company's assets reprice while the Series A Preferred Shares have a fixed cost of 8.70%.

At December 31, 2000 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing fees) of 1.58 compared to 1.37 and 1.53 at December 31, 1999 and 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         CONTENTS                                                                      Page

(a)      Report of Independent Certified Public Accountants                               18

(b)      Statements of Financial Condition at December 31, 2000 and 1999                  19

(c)      Statements of Income for the years ended December 31, 2000, 1999 and 1998        20

(d)      Statements of Comprehensive Income for the years ended December 31, 2000,
         1999 and 1998                                                                    20

(e)      Statements of Shareholders' Equity for the years ended December 31, 2000,
         1999 and 1998                                                                    21

(f)      Statements of Cash Flows for the years ended December 31, 2000, 1999
         and 1998                                                                         22

(g)      Notes to Financial Statements                                                    23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of Franklin Finance Corporation:

We have audited the accompanying statements of financial condition of Franklin Finance Corporation as of December 31, 2000 and 1999, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Finance Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
--------------------------
Grant Thornton LLP
Southfield, Michigan
January 23, 2001

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION

                                                                            AT DECEMBER 31,
ASSETS                                                                 2000                1999
                                                                   ---------------------------------
Cash in checking                                                   $        766        $    137,391
Cash in savings                                                          11,900             754,320
                                                                   ---------------------------------
Total cash in bank                                                       12,666             891,711
Loans
  Residential mortgage loans                                         11,182,480          11,633,594
  Commercial mortgage loans                                          15,651,784          11,886,818
  Allowance for loan losses                                             (12,000)            (12,000)
                                                                   ---------------------------------
Net loans                                                            26,822,264          23,508,412


Mortgage-backed securities, available for sale                       15,459,617          17,108,295
Accrued interest - mortgage-backed securities                            91,030             104,223
Accrued interest - residential loans                                     77,035              51,437
Accrued interest - commercial loans                                      68,475              46,296
Due from parent company                                                 179,899             200,872
Prepaid expenses and other assets                                        20,552             179,921

Total assets                                                       $ 42,731,538        $ 42,091,167


LIABILITIES AND SHAREHOLDERS' EQUITY


Dividend payable - Common                                          $  1,046,555        $    666,347
Accrued expenses                                                         15,300        $     20,500
Total current liabilities                                             1,061,855             686,847


Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
  authorized, 22,077 shares issued and outstanding                    6,623,100           6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
  authorized, 2,070,000 shares issued and outstanding                20,700,000          20,700,000
Paid in surplus                                                      14,319,178          14,319,178
Accumulated other comprehensive income (loss)                            27,405            (237,958)
Retained earnings
Total shareholders' equity                                           41,669,683          41,404,320
Total liabilities and shareholders' equity                         $ 42,731,538        $ 42,091,167

The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                              STATEMENTS OF INCOME



                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                --------------------------------------------------
                                                                   2000                1999                1998
                                                                --------------------------------------------------
Interest income

Interest on residential mortgage loans                          $  887,819          $  923,300          $1,464,172
Interest on commercial mortgage loans                            1,162,563             969,145           1,415,079
Interest on mortgage-backed securities                           1,039,442             850,352             197,275
Interest on savings                                                 41,476              20,577
                                                                --------------------------------------------------
Total interest income                                            3,131,300           2,763,374           3,076,526
Provision for loan losses                                                                                   12,000
                                                                --------------------------------------------------
Net interest income after provision for loan losses              3,131,300           2,763,374           3,064,526
                                                                --------------------------------------------------



Operating expense


Advisory fee - paid to parent                                      125,000             125,000             125,000
Loan service fee - paid to parent                                   89,809              81,549             125,053
Other general and administrative                                    69,036              89,578              50,921
                                                                --------------------------------------------------
Total operating expense                                            283,845             296,127             300,974
                                                                --------------------------------------------------
Net income                                                       2,847,455           2,467,247           2,763,552
Preferred stock dividend                                         1,800,900           1,800,900           1,801,447
                                                                --------------------------------------------------
Net income available to common shareholder                      $1,046,555          $  666,347          $  962,105
                                                                ==================================================

Income per common share                                         $    47.40          $    30.18          $    43.58

The accompanying notes are an integral part of these statements.


                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME

                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                 2000                 1999                  1998
                                                              -----------------------------------------------------
Net income                                                    $2,847,455          $ 2,467,247           $ 2,763,552


Other comprehensive income (loss), net of tax:
  Unrealized holding gains(losses) on securities
    arising during the period                                    265,363             (193,450)              (44,508)
                                                              -----------------------------------------------------
Comprehensive income                                          $3,112,818          $ 2,273,797           $ 2,719,044
                                                              =====================================================

The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                COMMON     PREFERRED       PAID IN    OTHER COMPREHENSIVE   RETAINED
                                                STOCK        STOCK         SURPLUS       INCOME (LOSS)      EARNINGS      TOTALS
                                             --------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                   $ 6,623,100  $ 20,700,000   $14,319,178                                    $41,642,278
Net Income                                                                                                $ 2,763,552     2,763,552
Capital Contribution from
  Common Shareholder                                                          67,552                                         67,552
Additional Expenses for Preferred
  Stock Offering                                                             (67,552)                                       (67,552)
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (1,800,900)   (1,800,900)
Dividends on Common Stock ($43.58 per share)                                                                 (962,105)     (962,105)
Change in accumulated other
  comprehensive loss                                                                          (44,508)                      (44,508)
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                   6,623,100    20,700,000    14,319,178          (44,508)                   41,598,317
Net Income                                                                                                  2,467,247     2,467,247
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (1,801,447)   (1,801,447)
Dividends on Common Stock ($30.18 per share)                                                                 (666,347)     (666,347)
Change in accumulated other
  comprehensive loss                                                                         (193,450)                     (193,450)
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                   6,623,100    20,700,000    14,319,178         (237,958)                   41,404,320
Net Income                                                                                                  2,847,455     2,847,455
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                (1,800,900)   (1,800,900)
Dividends on Common Stock ($47.40 per share)                                                               (1,046,555)   (1,046,555)
Change in accumulated other
  comprehensive income (loss)                                                                 265,363                       265,363
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                 $ 6,623,100  $ 20,700,000   $14,319,178     $     27,405     $        (0)  $41,669,683
                                             ======================================================================================

The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                              -------------------------------------------
                                                                                 2000            1999             1998
                                                                              -------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                    $ 2,847,455    $  2,467,247    $  2,763,552
Adjustments to reconcile net income to cash provided by
operating activities:
  Provision for loan losses                                                                                        12,000
  Amortization (Accretion) on securities                                          134,469          86,644        (440,690)
  Decrease (Increase) in accrued interest receivable                              (34,584)        126,100         (99,823)
  Decrease (Increase) in due from parent, prepaid expenses and other assets        43,640       1,781,461         (22,930)
  (Decrease) Increase in other liabilities                                         (5,200)         20,500
                                                                              -------------------------------------------
Total adjustments                                                                 138,325       2,014,705        (551,443)
                                                                              -------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,985,780       4,481,952       2,212,109

INVESTING ACTIVITIES
Purchase of commercial mortgage loans                                          (4,934,059)     (9,326,304)
Purchase of residential mortgage loans                                         (2,921,913)     (2,060,697)
Net decrease in loans                                                           4,542,120      12,912,516      14,453,659
Purchase of mortgage-backed securities                                                         (9,934,840)    (16,451,294)
Proceeds from maturities and paydowns on securities                             1,916,274       7,475,543       1,795,798
                                                                              -------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (1,397,578)       (933,782)       (201,837)

FINANCING ACTIVITIES
Dividends paid on common stock                                                   (666,347)       (962,105)        (53,207)
Dividends paid on preferred stock                                              (1,800,900)     (1,800,900)     (1,850,787)
                                                                              -------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                          (2,467,247)     (2,763,005)     (1,903,994)
                                                                              -------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                  (879,045)        785,165         106,278
CASH AT BEGINNING OF YEAR                                                         891,711         106,546             268
                                                                              -------------------------------------------
CASH AT END OF YEAR                                                           $    12,666         891,711    $    106,546
                                                                              ===========================================


The accompanying notes are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 and 1998

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 2000 and 1999.

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

CONCENTRATIONS OF CREDIT:

Substantially all of the real estate properties underlying the Company's Mortgage Loans are located in Michigan. Consequently, these Mortgage Loans may be subject to a greater risk of default than other comparable Mortgage Loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

INCOME PER COMMON SHARE:

Income per common share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities which would require a diluted earnings per share computation. The Company had 22,077 weighted average common shares outstanding during 2000, 1999 and 1998.

INCOME TAXES:

The Company has elected for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 95% of its REIT taxable income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the periods ended December 31, 2000, 1999 and 1998, the Company distributed 100% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective in 2001 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No 140 is to be applied prospectively with certain exceptions. The Bank's management does not expect this pronouncement to have a material effect on the Bank's financial position or results of operations.


NOTE 3 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

The following reflects the composition of the Company's Mortgage Loans:

                                                       AT DECEMBER 31,
                                               --------------------------------
                                                   2000                1999
                                               --------------------------------
LOAN TYPE

Residential Mortgage Loans
  Fixed                                        $  6,742,715        $  6,348,991
  Variable                                        4,439,765           5,284,603
                                               --------------------------------
                                                 11,182,480          11,633,594

Commercial Mortgage Loans
  Fixed                                          12,102,955           8,282,878
  Variable                                        3,548,829           3,603,940
                                               --------------------------------
                                                 15,651,784          11,886,818
Allowance for Loan Losses                           (12,000)            (12,000)
                                               --------------------------------

Net Loans                                      $ 26,822,264        $ 23,508,412
                                               ================================



The properties collateralizing the Company's Commercial Mortgage Loans consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan.

NOTE 4 - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of the mortgage-backed securities available for sale at December 31, 2000 and 1999 are shown below.


                                                                     GROSS          GROSS
                                                    AMORTIZED      UNREALIZED     UNREALIZED
                                                      COST            GAINS         LOSSES         FAIR VALUE
                                                   ----------------------------------------------------------
DECEMBER 31, 2000:
  Mortgage-backed securities                       $15,418,095       $52,321       $ 10,799       $15,459,617

DECEMBER 31, 1999:
  Mortgage-backed securities                       $17,468,838       $13,630       $374,173       $17,108,295


There were no realized gains, losses and proceeds on sales of securities available for sale for the years ended December 31, 2000, 1999 and 1998.

The scheduled maturities of available for sale securities at December 31, 2000 were as follows:


There were no pledged securities carried at December 31, 2000 and 1999.


NOTE 5 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank. The Bank provides advice to the Board of Directors and manages the operations of

                                                                           AMORTIZED
                                                                              COST          FAIR VALUE
                                                                          -----------------------------
Mortgage-backed securities due within one year                            $   550,020      $    548,368
Mortgage-backed securities due after one through five years                14,868,075        14,911,249
                                                                          -----------------------------
Total                                                                     $15,418,095      $ 15,459,617
                                                                          =============================


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

The Company also entered into servicing agreements with the Bank for the servicing of its residential mortgage loans and its commercial mortgage loans (the "Servicing Agreements"). Pursuant to the Servicing Agreements, the Bank performs the servicing of the residential and commercial mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause with at least thirty days notice to the Bank and payment of a termination fee. The servicing fee rate is .375% of the outstanding principal balance of the residential and commercial mortgage loans.

The Company has cash balances of $12,666 and $891,711 as of December 31, 2000 and 1999, respectively, held in deposit accounts with the Bank.

From time to time the Company may pledge loans and mortgage-backed securities to the extent they exceed $20.7 million as collateral for short term borrowings of the Bank.

NOTE 6 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the Company's fair values, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Since the fair value is estimated as of the balance sheet date, the amount, which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2000 and 1999.

CASH AND DUE FROM BANK:  Carrying amount approximates fair value.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS: Fair value of the residential and commercial mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the balance sheet at December 31, 2000 and 1999 are at cost. The approximate fair value of the total loans at December 31, 2000 and 1999 were $26.6 million and $23.0 million, respectively.

OTHER FINANCIAL ASSETS: The carrying amounts of due from parent company and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of dividends payable - common and dividends payable - preferred approximate fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are directors and executive officers of the Company are as follows:

         Name                     Age             Position and Offices Held
         Robert M. Walker         57              Director
         Lloyd A. Schwartz        72              Director
         David L. Shelp           54              Director and President and CEO
         David F. Simon           54              Director and Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

        Robert M. Walker, age 57, is a certified public accountant and certified fraud examiner. He has over 28 years of experience in public accounting, financial and management consulting, and the financial services industry. Mr. Walker is a member of the Company's Audit Committee.

        Lloyd A. Schwartz, age 72, is a certified public accountant and has served as the Deputy Receiver/Rehabilator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a Technical Reviewer for the Michigan Association of Certified Public Accountants peer review program since 1990. Prior to 1990, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand, LLP. Mr. Schwartz is a member of the Company's Audit Committee.

        David L. Shelp, age 54, President and CEO of the Bank since November 2000, had been the Treasurer of the Bank since its inception in 1983. Mr. Shelp was an Assistant Treasurer of another financial institution in Lansing, Michigan from 1975 to 1981 and its Controller from 1981 to 1983. Mr. Shelp is a member of the Company's Credit Committee.

        David F. Simon, age 54, is Chairman of the Board of the Bank and has held this position since its inception in 1983. Mr. Simon is a member of the Company's Credit Committee. He formerly was an attorney in private practice specializing in securities and financial institutions law from 1971 to 1991.

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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the period ended December 31, 2000, 1999 and 1998 totaled $125,000 for each year.

The Bank services the residential and commercial mortgage loans included in the Company's loan portfolio, and is entitled to receive fees in connection with the respective Servicing Agreements. The Company paid the Bank $89,809, $81,549 and $125,053, respectively in servicing fees for the period ended December 31, 2000, 1999 and 1998.

The Company had cash balances of $12,666 and $891,711 as of December 31, 2000 and 1999 held in deposit accounts with the Bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements of the Company are included in Item 8 of this report:

          Report of Independent Certified Public Accountants

          Statements of Financial Condition at December 31, 2000 and 1999

          Statements of Income for the years ended December 31, 2000, 1999 and 1998

          Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

          Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

          Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

(b)      No reports on Form 8-K were issued during the year ended
         December 31, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on March 20, 2001.

                               FRANKLIN FINANCE CORPORATION
                                        (Registrant)

                    By:  /s/ David L. Shelp
                         -----------------------------------------
                                      President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.


March 20, 2001      By:  /s/ Lloyd A. Schwartz
                         -----------------------------------------
                         Lloyd A. Schwartz
                         Director

March 20, 2001      By:  /s/ David L. Shelp
                         -----------------------------------------
                         David L. Shelp
                         Director, President and CEO

March 20, 2001      By:  /s/ David F. Simon
                         -----------------------------------------
                         David F. Simon
                         Director and Secretary

March 20, 2001      By:  /s/ Robert M. Walker
                         -----------------------------------------
                         Robert M. Walker
                         Director

                                 EXHIBITS INDEX


Exhibit                                                                 Page No.

11       Computation of net income per share.                                 35

12       Computation of ratio of income to fixed charges and Preferred
         Stock dividend Requirements.                                         36