Form 10-Q
period 2001-03-31
FRANKLIN FINANCE CORP
filed 2001-05-15
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF MARCH 31, 2001.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS:                                                                        PAGE

         STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2001 (UNAUDITED)
              AND DECEMBER 31, 2000 ...................................................................... 1

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
              AND 2000 (UNAUDITED) ....................................................................... 2

         STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED MARCH 31, 2001
              AND 2000 (UNAUDITED) ....................................................................... 2

         STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2001
              (UNAUDITED) AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999 ................................. 3

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001
              AND 2000 (UNAUDITED) ....................................................................... 4

         NOTES TO FINANCIAL STATEMENTS ................................................................... 5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
         2000............................................................................................. 6

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK............................................................................................. 9

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................................................... 9

ITEM 2.  CHANGES IN SECURITIES ...........................................................................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................10

ITEM 5.  OTHER INFORMATION ...............................................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................................................10

SIGNATURES ...............................................................................................11

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                      AT
                                                                      -------------------------------------
                                                                        MARCH 31, 2001    DECEMBER 31, 2000
                                                                      -----------------   -----------------
                                                                          (UNAUDITED)
ASSETS

Cash in checking                                                     $      2,147            $        766
Cash in savings                                                           162,542                  11,900
-----------------------------------------------------------------------------------------------------------
Total cash in bank                                                        164,689                  12,666
Loans
   Residential mortgage loans                                          10,566,344              11,182,480
   Commercial mortgage loans                                           15,579,023              15,651,784
   Allowance for loan losses                                              (12,000)                (12,000)
-----------------------------------------------------------------------------------------------------------
Net loans                                                              26,133,367              26,822,264

Mortgage-backed securities, available for sale                         15,218,818              15,459,617
Accrued interest - mortgage-backed securities                              88,831                  91,030
Accrued interest - residential mortgage loans                              97,870                  77,035
Accrued interest - commercial mortgage loans                               67,368                  68,475
Due from parent company                                                   297,850                 179,899
Prepaid expenses and other assets                                          29,001                  20,552
-----------------------------------------------------------------------------------------------------------
Total assets                                                         $ 42,097,794            $ 42,731,538
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                            $          0            $  1,046,555
Accrued expenses                                                           62,149                  15,300
Total current liabilities                                                  62,149               1,061,855

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
   authorized, 22,077 shares issued and outstanding                     6,623,100               6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                 20,700,000              20,700,000
Paid in surplus                                                        14,319,178              14,319,178
Accumulated other comprehensive income                                    104,531                  27,405
Retained earnings                                                         288,836
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             42,035,645              41,669,683
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 42,097,794            $ 42,731,538
-----------------------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                 ---------------------------------
                                                             MARCH 31,
                                                       2001             2000
                                                 ---------------------------------
Interest income

Interest on residential mortgage loans               $220,859        $229,311

Interest on commercial mortgage loans                 331,835         259,033

Interest on mortgage-backed securities                254,772         261,248

Interest on savings                                     3,516           9,764
                                                 ---------------------------------
Total interest income                                 810,982         759,356
                                                 ---------------------------------
Operating expenses

Advisory fee - paid to parent                          31,247          31,247
Loan service fee - paid to parent                      22,274          23,204
Other general and administrative                       18,400          19,864
                                                 ---------------------------------
Total expenses                                         71,921          74,315
                                                 ---------------------------------
Net income                                            739,061         685,041
                                                 ---------------------------------
Preferred stock dividend                              450,225         450,225
                                                 ---------------------------------
Net income available to common shareholders          $288,836        $234,816
                                                 =================================
   Income per common share                           $  13.08        $  10.64



                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2001       2000
                                                      ----------------------
Net income                                            $ 739,061   $ 685,041

Other comprehensive income (loss)
   Unrealized holding gains (losses) on securities,
      available for sale                                 77,126     (31,410)
----------------------------------------------------------------------------
Comprehensive income                                  $ 816,187   $ 653,631
============================================================================




The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Accumulated Other
                                              Preferred       Common         Paid in    Comprehensive    Retained
                                              Stock           Stock          Surplus    Income (Loss)    Earnings     Totals
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                   $ 20,700,000  $  6,623,100  $ 14,319,178   $ (44,508)  $             $  41,598,317
Net Income                                                                                             2,467,247      2,467,247
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                          (1,801,447)    (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                             (666,347)      (666,347)
Change in accumulated other
   comprehensive loss                                                                    (193,450)                     (193,450)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                   20,700,000     6,623,100    14,319,178    (237,958)                   41,404,320
Net Income                                                                                             2,847,455      2,847,455
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                          (1,800,900)    (1,800,900)
Dividend on Common Stock ($47.40 per share)                                                           (1,046,555)    (1,046,555)
Change in accumulated other
   comprehensive income (loss)                                                            265,363                       265,363
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                   20,700,000     6,623,100    14,319,178      27,405                    41,669,683
Net Income                                                                                               739,061        739,061
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                            (450,225)      (450,225)
Change in accumulated other
   comprehensive income                                                                    65,125                        77,126
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001 (UNAUDITED)        $ 20,700,000  $  6,623,100  $ 14,319,178   $  92,530   $    288,836  $  42,035,645
==================================================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                    --------------------------------
                                                                                               MARCH 31,
                                                                                         2001               2000
                                                                                    --------------------------------
OPERATING ACTIVITIES:
Net Income                                                                          $   739,061         $   685,041
Adjustments to reconcile net income to cash provided by
operating activities:
   Amortization on securities                                                            16,124              40,524
   Increase in accrued interest receivable                                              (17,529)            (11,512)
   (Increase) decrease in due from parent, prepaid expenses and other assets           (166,134)             52,649
   Increase (decrease) in other liabilities                                              46,849             (14,925)
--------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                      (120,690)             66,736
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               618,371             751,777

INVESTING ACTIVITIES:

Proceeds from maturities and paydowns of mortgage-backed securities                     341,533             544,595
Purchase of residential loans                                                           (90,172)           (815,455)
Net decrease in loans                                                                   779,071             363,821
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                             1,030,432              92,961

FINANCING ACTIVITIES:
Dividends paid on common stock                                                       (1,046,555)           (666,347)
Dividends paid on preferred stock                                                      (450,225)           (450,225)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                (1,496,780)         (1,116,572)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    152,023            (271,834)
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                         12,666             891,711
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $   164,689         $   619,877
--------------------------------------------------------------------------------------------------------------------


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

This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

The Statement of Financial Condition as of December 31, 2000 has been derived from the audited Statement of Financial Condition as of that date.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 45.3% and 58.2% bear interest at fixed rates at March 31, 2001 and 2000, respectively. At March 31, 2001, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.00% to 9.50% per annum. At March 31, 2000 these rates ranged from 6.00% to 10.00%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at March 31, 2001 and 2000, respectively, was approximately 7.61% and 7.71% per annum.

Of the residential mortgage loans included in the portfolio, 54.7% and 41.8% bear interest at adjustable rates at March 31, 2001 and 2000, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.75% to 9.38% per annum as of March 31, 2001. At March 31, 2000 these rates ranged from 6.00% to 8.50%. As of March 31, 2001 and 2000, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 8.41% and 7.57% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $122,938 to $2.1 million as of March 31, 2001, and $128,266 to $2.1 million as of March 31, 2000.

Of the commercial mortgage loans included in the portfolio at March 31, 2001 and 2000, respectively, 69.3% and 69.7% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 8.25% to 9.75% per annum at March 31, 2001 and 7.75% to 9.75% per annum at March 31, 2000. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 9.16% and 8.83% per annum, as of March 31, 2001 and March 31, 2000, respectively.

Of the commercial mortgage loans included in the portfolio at March 31, 2001 and 2000, respectively, 30.7% and 30.3% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.25% per annum to 8.33% per annum as of March 31, 2001 and 7.75% to 10.50% per annum as of March 31, 2000. The weighted average yield equaled 7.68% and 8.63% per annum, at March 31, 2001 and 2000, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At March 31, 2001 and 2000, the mortgage-backed securities held by the Company totaled $15.2 million and $16.5 million, respectively. At March 31, 2001, these securities had a weighted average yield of 6.76% and a weighted average term to maturity of 2.62 years. At March 31, 2000, these securities had a weighted average yield of 6.09% and a weighted average term to maturity of 3.02 years.


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


NOTE 5 - DIVIDENDS

During both of the three months ended March 31, 2001 and 2000, the Company's Board of Directors declared $450,225 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2001.


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


LOANS

At March 31, 2001 and December 31, 2000, respectively, the Company had $10.6 million and $11.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $616,136 net decrease from the balance at December 31, 2000, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2001 and December 31, 2000, respectively, the Company had $15.5 million and $15.7 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $72,761 net decrease from the balance at December 31, 2000, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2001 and December 31, 2000, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the three months ended March 31, 2001 or March 31, 2000.

MORTGAGE-BACKED SECURITIES

At March 31, 2001 and December 31, 2000, the Company had outstanding principal balances of $15.2 million and $15.5 million, respectively, invested in "FHLMC" mortgage-backed securities and "FNMA" mortgage-backed securities. The $240,799 net decrease from the balance at December 31, 2000, resulted from principal collections. These loans are for single family residential loans. Management intends to invest proceeds received from repayments and maturities of securities into residential mortgage loans and commercial mortgage loans.


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

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

During the three-month periods ended March 31, 2001 and March 31, 2000 (the "three-month period"), the Company reported net income of $739,061 and $685,041, respectively. Interest income on Residential Mortgage Loans totaled $220,859 and $229,311 for the three-month periods, respectively, which represents an average yield on such loans of 8.21% and 7.67%, respectively. Interest income on Commercial Mortgage Loans totaled $331,835 and $259,033 for the three-month periods, respectively, which represents an average yield on such loans of 8.62% and 8.64%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $10.9 million and $12.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods were $15.6 million and $12.0 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended March 31, 2001 and March 31, 2000 totaled $254,772 and $261,248, respectively. The three-month average yield for March 31, 2001 and March 31, 2000 was 6.75% and 6.17% on an average balance of $15.3 million and $16.9 million, respectively.

Operating expenses totaling $71,921 and $74,315 for the three-month periods ended March 31, 2001 and March 31, 2000 were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Loan servicing fees paid to the Bank of $22,274 and $23,204 for the three-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance and outside audit costs

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.      EXHIBIT
11       Computation of Net Income Per Common Share
12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements


(b) No reports on Form 8-K were issued during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on May 14, 2001.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)


              By:  /s/ David L. Shelp


                   --------------------------------------
                   David L. Shelp
                   Director, President, CEO and Chief Financial Officer (Principal financial and accounting officer)

                                 Exhibit Index
                                 -------------

Exhibit No.          Description
-----------          -----------
    11               Computation of Net Income Per Common Share
    12               Computation of ratio of income to fixed charges and
                       Preferred Stock dividend requirements