Form 10-Q
period 2001-06-30
FRANKLIN FINANCE CORP
filed 2001-08-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF JUNE 30, 2001.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:                                                                    PAGE
           STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 2001 (unaudited)
             AND DECEMBER 31, 2000------------------------------------------------------------------------3

           STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
             (unaudited)----------------------------------------------------------------------------------4

           STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30,
             2001 AND 2000 (unaudited) -------------------------------------------------------------------4

           STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2001
             (unaudited) AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999-------------------------------5

           STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001
             AND 2000 (unaudited)-------------------------------------------------------------------------6

           NOTES TO FINANCIAL STATEMENTS (unaudited)------------------------------------------------------7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS------------------------------------------------------------------------8

           COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000----------------11

           COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
             2000----------------------------------------------------------------------------------------11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK------------------------------------------------------------------------------------------12

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--------------------------------------------------------------------------------12

ITEM 2. CHANGES IN SECURITIES----------------------------------------------------------------------------12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES------------------------------------------------------------------12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS----------------------------------------------12

ITEM 5. OTHER INFORMATION--------------------------------------------------------------------------------12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K-----------------------------------------------------------------12


SIGNATURES-----------------------------------------------------------------------------------------------13

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                                           AT
                                                                                           ---------------------------------------
                                                                                           JUNE 30, 2001         DECEMBER 31, 2000
                                                                                           ---------------------------------------
ASSETS                                                                                     (Unaudited)
Cash in checking                                                                           $      4,856            $        766
Cash in savings                                                                                  21,814                  11,900
----------------------------------------------------------------------------------------------------------------------------------
Total cash in bank                                                                               26,670                  12,666
Loans
  Residential mortgage loans                                                                 11,004,589              11,182,480
  Commercial mortgage loans                                                                  14,100,066              15,651,784
  Allowance for loan losses                                                                     (12,000)                (12,000)
----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                    25,092,655              26,822,264

Mortgage-backed securities, available for sale                                               14,751,973              15,459,617
Accrued interest - mortgage-backed securities                                                    85,812                  91,030
Accrued interest - residential mortgage loans                                                   120,528                  77,035
Accrued interest - commercial mortgage loans                                                     68,180                  68,475
Due from parent company                                                                       2,199,975                 179,899
Prepaid expenses and other assets                                                                23,334                  20,552
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $ 42,369,127            $ 42,731,538
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                                                  $       --              $  1,046,555
Accrued expenses                                                                                 71,086                  15,300
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        71,086               1,061,855

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
  authorized, 22,077 shares issued and outstanding                                            6,623,100               6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
  authorized, 2,070,000 shares issued and outstanding                                        20,700,000              20,700,000
Paid in surplus                                                                              14,319,178              14,319,178
Accumulated other comprehensive income                                                          116,153                  27,405
Retained earnings                                                                               539,610
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   42,298,041              41,669,683
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                 $ 42,369,127            $ 42,731,538
==================================================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                     ---------------------------------------------------------------
                                                                                JUNE 30,                            JUNE 30,
                                                                        2001               2000              2001             2000
                                                                     ---------------------------------------------------------------
INTEREST INCOME
Interest on residential loans                                        $  433,946         $  449,460         $213,087         $220,149
Interest on commercial loans                                            649,613            547,909          317,778          288,876
Interest on mortgage-backed securities                                  500,671            520,953          245,899          259,707
Interest on money market                                                  9,445             19,558            5,929            9,794
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 1,593,675          1,537,880          782,693          778,526
------------------------------------------------------------------------------------------------------------------------------------

NON INTEREST EXPENSE
Advisory fee - paid to parent                                            62,498             62,498           31,251           31,251
Loan service fee - paid to parent                                        45,885             45,568           23,611           22,364
Other general and administrative                                         45,232             31,682           26,832           11,818
------------------------------------------------------------------------------------------------------------------------------------
Total non interest expense                                              153,615            139,748           81,694           65,433
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            1,440,060          1,398,132          700,999          713,093
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend                                                900,450            900,450          450,225          450,225
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                          $  539,610         $  497,682         $250,774         $262,868
====================================================================================================================================

  EARNINGS PER COMMON SHARE                                          $    24.44         $    22.54         $  11.36         $  11.91



                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                         -----------------------------------------------------------
                                                                                   JUNE 30,                          JUNE 30,
                                                                            2001              2000             2001           2000
                                                                         -----------------------------------------------------------
Net income                                                               $1,440,060       $ 1,398,132        $700,999       $713,093

Other comprehensive income (loss)
  Unrealized holding gains (losses) on securities,
    available for sale                                                       88,748           (14,252)         11,622         17,158
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $1,528,808       $ 1,383,880        $712,621       $730,251
====================================================================================================================================




The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                       Accumulated Other
                                              Preferred       Common         Paid in     Comprehensive   Retained
                                                Stock          Stock         Surplus     Income (Loss)   Earnings         Totals
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                  $ 20,700,000    $ 6,623,100    $14,319,178   $ (44,508)      $            $ 41,598,317
Net Income                                                                                                 2,467,247     2,467,247
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                               (1,801,447)   (1,801,447)
Dividend on Common Stock ($43.58 per share)                                                                 (666,347)     (666,347)
Change in accumulated other
  comprehensive loss                                                                      (193,450)                       (193,450)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                  20,700,000      6,623,100     14,319,178    (237,958)                     41,404,320
Net Income                                                                                                 2,847,455     2,847,455
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                               (1,800,900)   (1,800,900)
Dividend on Common Stock ($47.40 per share)                                                               (1,046,555)   (1,046,555)

Change in accumulated other
  comprehensive income (loss)                                                              265,363                         265,363
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                  20,700,000      6,623,100     14,319,178      27,405                      41,669,683
Net Income                                                                                                 1,440,060     1,440,060
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                                 (900,450)     (900,450)
Change in accumulated other
  comprehensive income                                                                      88,748                          88,748
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001 (UNAUDITED)        $ 20,700,000    $ 6,623,100    $14,319,178   $ 116,153       $   539,610  $ 42,298,041
===================================================================================================================================



The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                           SIX MONTHS ENDED
                                                                                                   ---------------------------------
                                                                                                                JUNE 30,
                                                                                                      2001                 2000
                                                                                                   ---------------------------------
OPERATING ACTIVITIES:
Net Income                                                                                         $ 1,440,060          $ 1,398,132
Adjustments to reconcile net income to cash provided by
operating activities:
  Amortization on securities                                                                            30,856               75,984
  Increase in accrued interest receivable                                                              (37,980)             (20,376)
  (Increase) decrease in due from parent, prepaid expenses and other assets                         (2,008,741)             221,985
  (Decrease) increase in other liabilities                                                              (4,050)             319,013
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                   (2,019,915)             596,606
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                                   (579,855)           1,994,738

INVESTING ACTIVITIES:

Proceeds from maturities and paydowns of mortgage-backed securities                                    811,255              854,680
Purchase of residential loans                                                                       (1,871,439)          (1,000,512)
Purchase of commercial loans                                                                                             (1,983,578)
Net decrease in loans                                                                                3,601,048            1,991,601
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                  2,540,864             (137,809)

FINANCING ACTIVITIES:
Dividends paid on common stock                                                                      (1,046,555)            (666,347)
Dividends paid on preferred stock                                                                     (900,450)            (900,450)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                               (1,947,005)          (1,566,797)
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                               14,004              290,132
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                        12,666              891,711
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $    26,670          $ 1,181,843
====================================================================================================================================



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

The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 19.9% and 56.6% bear interest at fixed rates at June 30, 2001 and 2000, respectively. At June 30, 2001, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.63% to 9.00% per annum. At June 30, 2000, these rates ranged from 6.00% to 10.00%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at June 30, 2001 and 2000, respectively, was approximately 7.25% and 7.88% per annum.

Of the residential mortgage loans included in the portfolio, 80.1% and 43.4% bear interest at adjustable rates at June 30, 2001 and 2000, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 6.00% to 9.50% per annum as of June 30, 2001. At June 30, 2000, these rates ranged from 6.50% to 9.25%. As of June 30, 2001 and 2000, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.82% and 7.79% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $121,030 to $2.0 million as of June 30, 2001, and $126,961 to $2.1 million as of June 30, 2000.

Of the commercial mortgage loans included in the portfolio at June 30, 2001 and 2000, respectively, 73.8% and 73.9% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% to 9.75% per annum at June 30, 2001 and 7.75% to 9.75% per annum at June 30, 2000. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.51% and 8.32% per annum, as of June 30, 2001 and June 30, 2000, respectively.

Of the commercial mortgage loans included in the portfolio at June 30, 2001 and 2000, respectively, 26.2% and 26.1% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 7.00% per annum to 8.25% per annum as of June 30, 2001 and 7.75% to 9.75% per annum as of June 30, 2000. The weighted average yield equaled 7.40% and 8.52% per annum, at June 30, 2001 and 2000, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At June 30, 2001 and 2000, the mortgage-backed securities held by the Company totaled $14.8 million and $16.2 million, respectively. At June 30, 2001, these securities had a weighted average yield of 6.78% and a weighted average term to maturity of 2.06 years. At June 30, 2000, these securities had a weighted average yield of 6.34% and a weighted average term to maturity of 3.36 years.


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


NOTE 5 - DIVIDENDS

During both of the six months ended June 30, 2001 and 2000, the Company's Board of Directors declared $990,450 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2001.


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


LOANS

At June 30, 2001 and December 31, 2000, respectively, the Company had $11.0 million and $11.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $177,891 net decrease from the balance at December 31, 2000, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 2001 and December 31, 2000, respectively, the Company had $14.1 million and $15.7 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $1.6 million net decrease from the balance at December 31, 2000, resulted from Commercial Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 2001 and December 31, 2000, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the six months ended June 30, 2001 or June 30, 2000.

MORTGAGE-BACKED SECURITIES

At June 30, 2001 and December 31, 2000, the Company had outstanding principal balances of $14.8 million and $15.5 million, respectively, invested in FHLMC mortgage-backed securities and FNMA mortgage-backed securities. The $707,644 net decrease from the balance at December 31, 2000, resulted from principal collections. These loans are for single family residential loans. Management intends to invest proceeds received from repayments and maturities of securities into Residential Mortgage Loans and Commercial Mortgage Loans.

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

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 2000

During the six-month periods ended June 30, 2001 and June 30, 2000 (the "six-month period"), the Company reported net income of $1,440,060 and $1,398,131, respectively. Interest income on Residential Mortgage Loans totaled $433,946 and $449,460 for the six-month periods, respectively, which represents an average yield on such loans of 8.09% and 7.84%, respectively. Interest income on Commercial Mortgage Loans totaled $649,613 and $547,909 for the six-month periods, respectively, which represents an average yield on such loans of 8.59% and 8.73%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the six-month periods was $10.9 million and $11.5 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the six-month periods was $15.3 million and $12.5 million, respectively.

Interest income earned on the mortgage-backed investment securities for six-month periods ended June 30, 2001 and June 30, 2000 totaled $510,115 and $520,953, respectively. The six-month average yield for June 30, 2001 and June 30, 2000 was 6.85% and 6.28% on an average balance of $15.1 million and $16.6 million, respectively.

Non interest expenses totaled $153,615 and $139,748 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, and general and administrative expenses. Advisory fees paid to the Bank were $62,498 for each of the six-month periods ended June 30, 2001 and June 30, 2000. Loan servicing fees paid to the Bank of $45,885 and $45,568 for the six-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

During the three-month periods ended June 30, 2001 and June 30, 2000 (the "three-month period"), the Company reported net income of $700,999 and $713,093, respectively. Interest income on Residential Mortgage Loans totaled $213,087 and $220,149 for the three-month periods, respectively, which represents an average yield on such loans of 8.11% and 8.03%, respectively. Interest income on Commercial Mortgage Loans totaled $317,778 and $288,876 for the three-month periods, respectively, which represents an average yield on such loans of 8.75% and 8.81%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $10.9 million and $11.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $15.1 million and $13.1 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended June 30, 2001 and June 30, 2000 totaled $245,899 and $259,707, respectively. The three-month average yield for June 30, 2001 and June 30, 2000 was 6.94% and 6.40% on an average balance of $14.9 million and $16.2 million, respectively.

Non interest expenses totaled $81,694 and $65,433 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank and general and administrative expenses. Advisory fees paid to the Bank were $31,251 for each of the three-month periods ended June 30, 2001 and June 30, 2000. Loan servicing fees paid to the Bank of $23,611 and $22,364 for the three-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.


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

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.      EXHIBIT
11       Computation of Net Income Per Common Share
12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements


(b) No reports on Form 8-K were issued during the six months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on August 14, 2001.

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

   12 Computation of Ratio of Income to Fixed Charges and Preferred Stock Dividend Requirement