Form 10-Q
period 2001-09-30
FRANKLIN FINANCE CORP
filed 2001-11-13
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF NOVEMBER 13, 2001.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS: PAGE
   STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 (unaudited)
    AND DECEMBER 31, 2000..............................................................  3

   STATEMENTS OF INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED
    SEPTEMBER 30, 2001 AND 2000 (unaudited)............................................  4

   STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS
    ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)......................................  4

   STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30,
    2001 (unaudited) AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999................  5

   STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
    AND 2000 (unaudited)...............................................................  6

  NOTES TO FINANCIAL STATEMENTS (unaudited)............................................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS...............................................................  9

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS
    ENDED SEPTEMBER 30, 2000........................................................... 11

   COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED
    SEPTEMBER 30, 2000................................................................. 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
   RISK................................................................................ 12

                               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................. 12

ITEM 2.  CHANGES IN SECURITIES......................................................... 12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................... 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................... 12

ITEM 5.  OTHER INFORMATION............................................................. 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................. 12

SIGNATURES............................................................................. 13

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                            AT
                                                                        -----------------------------------------
                                                                        SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                        -----------------------------------------
ASSETS                                                                     (Unaudited)
Cash in checking                                                        $           15,525      $          766
Cash in savings                                                                    403,513              11,900
----------------------------------------------------------------------------------------------------------------
Total cash in bank                                                                 419,038              12,666
Loans
  Residential mortgage loans                                                    10,894,522          11,182,480
  Commercial mortgage loans                                                     17,436,313          15,651,784
  Allowance for loan losses                                                        (12,000)            (12,000)
----------------------------------------------------------------------------------------------------------------
Net loans                                                                       28,318,835          26,822,264

Mortgage-backed securities, available for sale                                  13,161,001          15,459,617
Accrued interest - mortgage-backed securities                                       75,719              91,030
Accrued interest - residential mortgage loans                                      110,030              77,035
Accrued interest - commercial mortgage loans                                        76,047              68,475
Due from parent company                                                            697,136             179,899
Prepaid expenses and other assets                                                   17,667              20,552
----------------------------------------------------------------------------------------------------------------
Total assets                                                            $       42,875,473      $   42,731,538
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                               $              -        $    1,046,555
Accrued expenses                                                                   121,627              15,300
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          121,627           1,061,855

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
  authorized, 22,077 shares issued and outstanding                               6,623,100           6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
  authorized, 2,070,000 shares issued and outstanding                           20,700,000          20,700,000
Paid in surplus                                                                 14,319,178          14,319,178
Accumulated other comprehensive income                                             180,048              27,405
Retained earnings                                                                  931,520
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      42,753,846          41,669,683
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $       42,875,473      $   42,731,538
================================================================================================================




The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)

                                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    ----------------------------------------------------------------
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2001            2000            2001            2000
                                                    ----------------------------------------------------------------
INTEREST INCOME
Interest on residential loans                       $     647,926     $   660,613     $   213,980     $   211,153
Interest on commercial loans                              998,628         835,714         349,015         287,805
Interest on mortgage-backed securities                    738,961         777,912         238,290         256,960
Interest on money market                                   12,869          35,458           3,424          15,900
--------------------------------------------------------------------------------------------------------------------
Total interest income                                   2,398,384       2,309,697         804,709         771,818
--------------------------------------------------------------------------------------------------------------------

NON INTEREST INCOME
Gain on sale of securities                                126,609                         126,609

NON INTEREST EXPENSE
Advisory fee - paid to parent                              93,749          93,749          31,251          31,251
Loan service fee - paid to parent                          76,517          66,749          30,632          21,181
Other general and administrative                           72,532          49,858          27,300          18,176
--------------------------------------------------------------------------------------------------------------------
Total non interest expense                                242,798         210,356          89,183          70,608
--------------------------------------------------------------------------------------------------------------------
Net income                                              2,282,195       2,099,341         842,135         701,210
====================================================================================================================
Preferred stock dividend                                1,350,675       1,350,675         450,225         450,225
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders         $     931,520     $   748,666     $   391,910     $   250,985
====================================================================================================================

EARNINGS PER COMMON SHARE                           $       42.19     $     33.91     $     17.75     $     11.37


                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                   NINE MONTHS ENDED         THREE MONTHS ENDED
                                           -----------------------------------------------------------
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                2001           2000          2001           2000
                                           -----------------------------------------------------------
Net income                                  $ 2,282,195     $2,099,341   $   842,135    $   701,210

Other comprehensive income
  Unrealized gain on securities:
    Unrealized holding gains arising
      during the period                         236,205         49,269       147,457         63,521
  Less:  Reclassification adjustment for
           gains included in net income          83,562                       83,562
------------------------------------------------------------------------------------------------------
Other comprehensive income                      152,643         49,269        63,895         63,521
------------------------------------------------------------------------------------------------------
Comprehensive income                        $ 2,434,838    $ 2,148,610   $   906,030    $   764,731
======================================================================================================






The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED OTHER
                                             PREFERRED      COMMON          PAID IN     COMPREHENSIVE      RETAINED
                                               STOCK         STOCK          SURPLUS     INCOME (LOSS)      EARNINGS      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                $  20,700,000   $ 6,623,100   $  14,319,178   $     (44,508)   $            $ 41,598,317
Net Income                                                                                                2,467,247      2,467,247
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,801,447)    (1,801,447)
Dividend on Common Stock ($43.58 per
share)                                                                                                     (666,347)      (666,347)
Change in accumulated other
  comprehensive (loss)                                                                       (193,450)                    (193,450)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 20,700,000     6,623,100      14,319,178        (237,958)                  41,404,320
Net Income                                                                                                2,847,455      2,847,455
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,800,900)    (1,800,900)
Dividend on Common Stock ($47.40 per
share)                                                                                                   (1,046,555)    (1,046,555)
Change in accumulated other
  comprehensive income (loss)                                                                 265,363                      265,363
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                 20,700,000     6,623,100      14,319,178          27,405                   41,669,683
Net Income                                                                                                2,282,195      2,282,195
Dividends on 8.70% Noncumulative
  Series A Preferred Shares                                                                              (1,350,675)    (1,350,675)
Change in accumulated other
  comprehensive income                                                                        152,643                      152,643
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001
(unaudited)                               $  20,700,000   $ 6,623,100   $  14,319,178   $     180,048    $  931,520   $ 42,753,846
====================================================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                             -----------------------------
                                                                                      SEPTEMBER 30,
                                                                                  2001            2000
                                                                             -----------------------------
OPERATING ACTIVITIES:
Net Income                                                                   $   2,282,195    $ 2,099,341
Adjustments to reconcile net income to cash provided by
operating activities:
  Amortization on securities                                                        18,502        106,917
Gain on sale of available for sale securities, net                                 126,609
Increase in accrued interest receivable                                            (25,256)       (20,704)
(Increase) decrease in due from parent, prepaid expenses and other assets         (500,235)       228,763
Increase in other liabilities                                                       13,575         58,471
----------------------------------------------------------------------------------------------------------
Total adjustments                                                                 (366,805)       373,447
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        1,915,390      2,472,788

INVESTING ACTIVITIES:

Proceeds from maturities and paydowns of mortgage-backed securities              2,384,783      1,250,544
Purchase of residential loans                                                   (2,614,111)    (2,019,624)
Purchase of commercial loans                                                    (4,350,911)    (4,028,874)
Net decrease in loans                                                            5,468,451      3,821,486
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                888,212       (976,468)

FINANCING ACTIVITIES:
Dividends paid on common stock                                                  (1,046,555)      (666,347)
Dividends paid on preferred stock                                               (1,350,675)    (1,350,675)
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (2,397,230)    (2,017,022)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               406,372       (520,702)
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    12,666        891,711
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $     419,038    $   371,009
==========================================================================================================



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

The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 21.5% and 58.0% bear interest at fixed rates at September 30, 2001 and 2000, respectively. At September 30, 2001, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.63% to 9.50% per annum. At September 30, 2000, these rates ranged from 6.00% to 10.00%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at September 30, 2001 and 2000, respectively, was approximately 7.42% and 7.86% per annum.

Of the residential mortgage loans included in the portfolio, 78.5% and 42.0% bear interest at adjustable rates at September 30, 2001 and 2000, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 5.38% to 9.50% per annum at September 30, 2001. At September 30, 2000, these rates ranged from 6.75% to 9.63%. As of September 30, 2001 and 2000, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 7.53% and 8.15% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $118,798 to $2.0 million as of September 30, 2001, and $125,751 to $2.1 million as of September 30, 2000.

Of the commercial mortgage loans included in the portfolio at September 30, 2001 and 2000, respectively, 80.4% and 75.8% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 7.75% to 9.75% per annum at September 30, 2001 and 7.25% to 12.00% per annum at September 30, 2000. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.52% and 8.95% per annum, as of September 30, 2001 and September 30, 2000, respectively.

Of the commercial mortgage loans included in the portfolio at September 30, 2001 and 2000, respectively, 19.6% and 24.2% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 6.25% to 7.50% per annum as of September 30, 2001 and 7.75% to 9.75% per annum as of September 30, 2000. The weighted average yield equaled 7.08% and 8.32% per annum, at September 30, 2001 and 2000, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At September 30, 2001 and 2000, the mortgage-backed securities held by the Company totaled $13.2 million and $15.9 million, respectively. At September 30, 2001, these securities had a weighted average yield of 6.14% and a weighted average term to maturity of 2.50 years. At September 30, 2000, these securities had a weighted average yield of 7.19% and a weighted average term to maturity of
2.43 years.


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


NOTE 5 - DIVIDENDS

During both of the nine months ended September 30, 2001 and 2000, the Company's Board of Directors declared $1,350,675 of preferred stock dividends. To comply with current IRS regulations, it is expected that common dividends will be declared in the fourth quarter of 2001.

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


LOANS

At September 30, 2001 and December 31, 2000, respectively, the Company had $10.9 million and $11.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $131,080 net decrease from the balance at December 31, 2000, resulted from Residential Mortgage Loan principal collections and individual loan payoffs. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2001 and December 31, 2000, respectively, the Company had $17.4 million and $15.7 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $1.7 million net increase from the balance at December 31, 2000, resulted from Commercial Mortgage Loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2001 and December 31, 2000, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the nine months ended September 30, 2001 or September 30, 2000.

MORTGAGE-BACKED SECURITIES

At September 30, 2001 and December 31, 2000, the Company had outstanding principal balances of $13.2 million and $15.5 million, respectively, invested in FHLMC mortgage-backed securities and FNMA mortgage-backed securities. The $2.3 million net decrease from the balance at December 31, 2000, resulted from principal collections. These loans are for single family residential loans. Management intends to invest proceeds received from repayments and maturities of securities into Residential Mortgage Loans and Commercial Mortgage Loans.

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



TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 95 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

During the nine-month periods ended September 30, 2001 and September 30, 2000 (the "nine-month period"), the Company reported net income of $2.3 million and $2.1 million, respectively. Interest income on Residential Mortgage Loans totaled $647,926 and $660,613 for the nine-month periods, respectively, which represents an average yield on such loans of 7.85% and 7.79%, respectively. Interest income on Commercial Mortgage Loans totaled $998,628 and $835,714 for the nine-month periods, respectively, which represents an average yield on such loans of 8.43% and 8.60%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the nine-month periods was $11.0 million and $11.3 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the nine-month periods was $15.8 million and $13.0 million, respectively.

Interest income earned on the mortgage-backed investment securities for the nine-month periods ended September 30, 2001 and September 30, 2000 totaled $738,961 and $777,912, respectively. The nine-month average yield for September 30, 2001 and September 30, 2000 was 6.83% and 6.33% on an average balance of $14.6 million and $16.4 million, respectively. Gain on sale of mortgage-backed investment securities for the nine-month period ended September 30, 2001 and September 30, 2000 totaled $126,609 and $0, respectively. Management intends to seek future opportunities which may exist based on prevailing market conditions.

Non interest expenses totaled $242,798 and $210,356 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively, and were comprised of loan servicing fees, advisory fees paid to the Bank, and general and administrative expenses. Advisory fees paid to the Bank were $93,749 for each of the nine-month periods ended September 30, 2001 and September 30, 2000. Loan servicing fees paid to the Bank of $76,517 and $66,749 for the nine-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

During the three-month periods ended September 30, 2001 and September 30, 2000 (the "three-month period"), the Company reported net income of $842,135 and $701,210, respectively. Interest income on Residential Mortgage Loans totaled $213,981 and $211,153 for the three-month periods, respectively, which represents an average yield on such loans of 7.64% and 7.67%, respectively. Interest income on Commercial Mortgage Loans totaled $349,015 and $287,805 for the three-month periods, respectively, which represents an average yield on such loans of 8.31% and 8.36%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $11.2 million and $11.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $16.8 million and $13.8 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended September 30, 2001 and September 30, 2000 totaled $238,290 and $256,960, respectively. The three-month average yield for September 30, 2001 and September 30, 2000 was 6.96% and 6.43% on an average balance of $13.7 million and $16.0 million, respectively.

Non interest expenses totaled $89,183 and $70,608 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank and general and administrative expenses. Advisory fees paid to the Bank were $31,251 for each of the three-month periods ended September 30, 2001 and September 30, 2000. Loan servicing fees paid to the Bank of $30,632 and $21,181 for the three-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.

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

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.      EXHIBIT
 11      Computation of Net Income Per Common Share
 12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements

(b) No reports on Form 8-K were issued during the nine months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on November 14, 2001.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)


              By:  /s/ David L. Shelp
                   --------------------------------------
                   David L. Shelp
                   Director, President, CEO and CFO
                   (Principal financial and accounting officer)

                                 EXHIBIT INDEX

 NO.       EXHIBIT
 11        Computation of Net Income Per Common Share
 12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements