Form 10-K405
period 2001-12-31
FRANKLIN FINANCE CORP
filed 2002-03-28
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

                                 (248) 358-4710
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of Act:



Title of each class                  Name of each exchange on which registered
-----------------------------------  -------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares outstanding of the registrant's sole class of common stock is 22,077 shares, $300 par value, as of March 28, 2002. All of the shares of common stock were held by Franklin Bank at March 28, 2002; accordingly, no common stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          FRANKLIN FINANCE CORPORATION


                                TABLE OF CONTENTS

                                     PART I




ITEM 1.  BUSINESS................................................................   3
ITEM 2.  PROPERTIES..............................................................   5
ITEM 3.  LEGAL PROCEEDINGS.......................................................   5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................   5

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.....................................................   5
ITEM 6.  SELECTED FINANCIAL DATA.................................................   8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................   9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.............................................................  17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................  18
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................  29

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................   29
ITEM 11. EXECUTIVE COMPENSATION.................................................   30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..................................................   30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   30

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K....................................................   31



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

On December 22, 1997, the Company offered to the public and sold 2,070,000 shares of the Company's 8.70% noncumulative exchangeable preferred stock, Series A, liquidation preference $10.00 per share ("Series A Preferred Shares"). On or after December 22, 2002, the Series A Preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time at redemption price of $10.00 per share, plus the accrued and unpaid dividends for the most recent quarter, if any, thereon. Simultaneous with the consummation of the preferred stock offering, the Bank purchased Common Stock in the amount of $20.9 million, net of offering costs.

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

The mortgage-backed securities owned by the Company at December 31, 2001 were issued by FNMA and FHLMC.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 90 (95% in taxable years prior to January 1, 2001) of its REIT taxable income to its shareholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

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

EMPLOYEES

The Company has one officer. The officer of the Company is also an officer of the Bank. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to an Advisory Agreement ("Advisory Agreement").

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

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of independent directors, to determine that it is in the best interest of the Company and its shareholders to revoke its REIT status. As of December 31, 2001, management of the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GENERAL

The Company is authorized to issue up to 60,000 shares of common stock, $300.00 par value per share, and 2,500,000 shares of Preferred Stock, $10.00 liquidation preference per share. Preferred Stock totaling 2,070,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 22,077 shares of Common Stock outstanding at December 31, 2001 and accordingly, there is no trading market for the Common Stock.

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

COMMON STOCK

There is no established public trading market in the Company's Common Stock. As of March 26, 2002, there were 22,077 issued and outstanding shares of Common Stock held by one shareholder, the Bank. On December 31, 2001, 2000 and 1999, the Company declared a cash dividend of $58.49, $47.40 and $30.18 per common share of Common Stock to the shareholders of record on December 31, 2001, 2000 and 1999, respectively. The dividends' were paid on January 31, 2002, 2001 and 2000, respectively.

PREFERRED STOCK

The Series A Preferred Shares are listed on the Nasdaq Bulletin Board under the trading symbol "FSVBP". As of March 22, 2002, there were 2,070,000 issued and outstanding Series A Preferred Shares held by approximately 76 holders of record, which excludes preferred shares held in street name. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the years ended December 31, 2001 and 2000. The table also indicates the dividends paid by the Company during 2001 and 2000.


PRICE AND DIVIDEND DATA FOR 2001

                                        PRICE
        QUARTER ENDED               HIGH      LOW        DIVIDENDS
----------------------------------------------------- ----------------


March 31, 2001                     $ 7.70    $ 5.72      $ 450,225
June 30, 2001                      $ 8.47    $ 7.16      $ 450,225
September 30, 2001                 $ 9.04    $ 7.90      $ 450,225
December 31, 2001                  $ 9.62    $ 8.30      $ 450,225


PRICE AND DIVIDEND DATA FOR 2000

                                        PRICE
        QUARTER ENDED               HIGH      LOW         DIVIDENDS
----------------------------------------------------------------------

March 31, 2000                     $ 7.25    $ 6.00      $ 450,225
June 30, 2000                      $ 7.00    $ 5.75      $ 450,225
September 30, 2000                 $ 7.38    $ 5.38      $ 450,225
December 31, 2000                  $ 7.50    $ 6.50      $ 450,225

                                       7

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




                                                                                                                 AS OF OR
SELECTED DATA                                                 AS OF OR FOR THE                                   FOR THE PERIOD FROM
                                                           YEARS ENDED DECEMBER 31,                              DECEMBER 22, 1997
                                         ---------------------------------------------------------------------   (INCEPTION) THROUGH
                                              2001               2000              1999             1998         DECEMBER 31, 1997
                                         -------------------------------------------------------------------------------------------

OPERATING DATA:

FOR THE YEAR
Interest income                            $ 3,260,141       $ 3,131,300        $ 2,763,374       $ 3,076,526       $   102,547
Net income                                   3,092,256         2,847,455          2,467,247         2,763,552           102,547
Income available to common shareholders'     1,291,356         1,046,555            666,347           962,105            53,207

DIVIDENDS DECLARED:

Dividends per share on common stock        $     58.49       $     47.40        $     30.18       $     43.58       $      2.41
Dividends per share on preferred stock             .87               .87                .87               .87               .02

BALANCE SHEET DATA:

AT YEAR END
 Net loans                                 $33,075,579       $26,822,264        $23,508,412       $25,033,927       $41,488,700
 Mortgage-backed securities                  9,267,333        15,459,617         17,108,295        15,028,748
 Total assets                               43,023,322        42,745,656         42,091,167        42,559,875        41,744,825
 Total shareholders' equity                 41,720,966        41,683,801         41,281,736        41,575,389        41,642,278
 Number of preferred shares outstanding      2,070,000         2,070,000          2,070,000         2,070,000         2,070,000
 Number of common shares outstanding            22,077            22,077             22,077            22,077            22,077



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

RESIDENTIAL MORTGAGE LOANS. At December 31, 2001 and 2000, the Company had $10.2 million and $11.2 million, respectively, invested in Residential Mortgage Loans. The decrease is due to repayments of mortgage loans in 2001. The Company reinvested a portion of the proceeds recovered from the repayment of Residential Mortgage Loans and Commercial Mortgage Loans into additional fixed rate Commercial Mortgage Loans.

At December 31, 2001 and 2000, there were no delinquent or nonaccrual Residential Mortgage Loans.

COMMERCIAL MORTGAGE LOANS. At December 31, 2001 and 2000, the Company had $22.9 million and $15.7 million, respectively, invested in Commercial Mortgage Loans. The net increase is due to the purchase of $9.9 million during 2001, along with principal paydowns of $2.7 million during 2001. The Company reinvested the proceeds recovered from the repayment of Commercial Mortgage Loans into new Commercial Mortgage Loans.

The following table reflects the composition of Mortgage Loans at December 31, 2001 and 2000;



                                                        2001                                                  2000
                              ------------------------------------------------------------------------------------------------------
                                                 WEIGHTED                                              WEIGHTED
                               PRINCIPAL          AVERAGE          PERCENT OF        PRINCIPAL         AVERAGE          PERCENT OF
                                BALANCE        INTEREST RATE       TOTAL LOANS        BALANCE       INTEREST RATE      TOTAL LOANS
                              ------------------------------------------------------------------------------------------------------

LOAN TYPE

Residential Mortgage Loans
   Fixed                       $  4,789,943        7.70%            14.48%           $  6,742,715        7.74%              25.14%
   Variable                       5,399,120        7.37%            16.33%              4,439,765        8.40%              16.55%
                              --------------                 --------------      -----------------                    -------------
                               $ 10,189,063        7.53%            30.81%           $ 11,182,480        8.00%              41.69%

Commercial Mortgage Loans
   Fixed                       $ 18,047,841        8.34%            54.56%           $ 12,102,955        8.82%              45.12%
   Variable                       4,850,675        7.00%            14.67%              3,548,829        8.84%              13.23%
                              --------------                 --------------      -----------------                    -------------
                               $ 22,898,516        8.05%            69.23%           $ 15,651,784        8.82%              58.35%

Allowance for Loan Loss             (12,000)                        (0.04%)               (12,000)                          (0.04%)
                              --------------                 --------------      -----------------                    -------------

Total Loans, Net               $ 33,075,579        7.89%           100.00%           $ 26,822,264        8.48%             100.00%
                              ==============                 ==============      =================                    =============



Of the Residential Mortgage Loans included in the Residential Portfolio; approximately 47.01% and 60.30% bear interest at fixed rates as of December 31, 2001 and 2000, respectively. The interest rates of the fixed rate Residential Mortgages Loans included in the Residential Portfolio range from 6.50% per annum to 10.49% per annum as of December 31, 2001 and 6.00% per annum to 10.49% per annum as of December 31, 2000. The weighted average interest rate of the fixed rate Residential Mortgage Loans included in the Residential Portfolio was approximately 7.94% and 7.74% as of December 31, 2001 and 2000, respectively. The following table contains certain additional data as of December 31, 2001 and 2000, with respect to the interest rates of the fixed rate Residential Mortgage Loans included in the Residential Portfolio.

INTEREST RATE OF FIXED RATE RESIDENTIAL MORTGAGE LOANS



                                     AS OF DECEMBER 31, 2001                        AS OF DECEMBER 31, 2000
                       -----------------------------------------------------------------------------------------------
                                                      PERCENTAGE OF                                  PERCENTAGE OF
                                                       RESIDENTIAL                                    RESIDENTIAL
                        NUMBER OF     AGGREGATE       PORTFOLIO BY      NUMBER OF     AGGREGATE      PORTFOLIO BY
                         MORTGAGE     PRINCIPAL         AGGREGATE        MORTGAGE     PRINCIPAL        AGGREGATE
    INTEREST RATE         LOANS        BALANCE      PRINCIPAL BALANCE     LOANS        BALANCE     PRINCIPAL BALANCE
----------------------------------------------------------------------------------------------------------------------


6.00%-6.49%                       $                                           36     $ 862,038               7.71%
6.50%-6.99%                    7      1,161,140              11.40%
7.00%-7.49%                    3      1,955,542              19.19%            4     1,875,019              16.77%
7.50%-7.99%                    1        155,400               1.52%            4     1,379,943              12.34%
8.00%-8.49%                    1        495,005               4.86%            2       508,852               4.55%
8.50%-8.99%                    2        322,022               3.16%           11     1,561,642              13.96%
9.00%-9.49%                    1        137,928               1.35%            1       140,408               1.26%
9.50%-9.99%                    1        168,854               1.66%            6       302,691               2.71%
10.00%-10.49%                  1        394,052               3.87%            4       112,122               1.00%
                       -----------------------------------------------------------------------------------------------

Total                         17     $4,789,943              47.01%           68    $6,742,715              60.30%
                       ===============================================================================================



Of the Residential Mortgage Loans included in the Residential Portfolio, approximately 52.99% and 39.70% bear interest at adjustable rates as of December 31, 2001 and 2000, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the Residential Portfolio are all tied to the one-year Treasury Index (defined below) ("One-Year ARM"), and adjust periodically. ARMs are typically subject to limitations on lifetime interest rates as well as periodic interest rate adjustments. The current interest rates of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs ranged from 4.13% per annum to 9.50% per annum as of December 31, 2001 and 4.00% per annum to 9.99% per annum as of December 31, 2000. As of December 31, 2001 and 2000, the weighted average current interest rate of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs was approximately 6.60% per annum and 8.40% per annum, respectively. The following table contains certain additional data as of December 31, 2001 and 2000 with respect to the interest rates of the Residential Mortgage Loans included in the Residential Portfolio that are ARMs:

INTEREST RATE OF VARIABLE RATE  RESIDENTIAL MORTGAGE LOANS


                                   AT DECEMBER 31, 2001                                 AT DECEMBER 31, 2000
                       ----------------------------------------------------------------------------------------------------------
                                                        PERCENTAGE OF                                        PERCENTAGE OF
                        NUMBER OF     AGGREGATE          RESIDENTIAL         NUMBER OF     AGGREGATE          RESIDENTIAL
                         MORTGAGE     PRINCIPAL     PORTFOLIO BY AGGREGATE    MORTGAGE     PRINCIPAL     PORTFOLIO BY AGGREGATE
    INTEREST RATE         LOANS        BALANCE        PRINCIPAL BALANCE        LOANS        BALANCE        PRINCIPAL BALANCE
---------------------------------------------------------------------------------------------------------------------------------


4.00%-4.49%                       3    $   190,944                   1.87%                $
4.50%-4.99%
5.00%-5.49%                       2        101,541                   1.00
5.50%-5.99%                       2        164,091                   1.61
6.00%-6.49%                      41        960,450                   9.43
6.50%-6.99%                      13      1,115,941                  10.95            2         46,072                    0.41%
7.00%-7.49%                      13        813,219                   7.98            3        203,809                    1.83
7.50%-7.99%                      12        729,095                   7.16           11        702,895                    6.28
8.00%-8.49%                       2        150,197                   1.47           20      1,165,808                   10.42
8.50%-8.99%                       5        942,339                   9.25           17      1,430,094                   12.79
9.00%-9.49%                       2        136,209                   1.34           13        805,785                    7.21
9.50%-9.99%                       1         95,094                   0.93            1         85,302                    0.76
                       --------------------------------------------------------------------------------------------------------
Total                            96    $ 5,399,120                  52.99%          67    $ 4,439,765                   39.70%
                       ========================================================================================================


The following tables set forth certain information with respect to each type of Residential Mortgage Loan included in the Residential Portfolio:

TYPE OF RESIDENTIAL MORTGAGE LOANS


                                                                             AS OF DECEMBER 31, 2001
                                                     ------------------------------------------------------------------------------
                                                                                            PERCENTAGE OF
                                                                                              RESIDENTIAL
                                                                           AGGREGATE         PORTFOLIO BY       WEIGHTED AVERAGE
                                                         NUMBER OF         PRINCIPAL          AGGREGATE         MONTHS REMAINING
                        TYPE                           MORTGAGE LOANS       BALANCE       PRINCIPAL BALANCE       TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate                                                   17              $ 4,789,943               47.01%                81.54
One-Year ARM                                                 96                5,399,120               52.99%               181.68
                                                     ---------------------------------------------------------
Total                                                       113             $ 10,189,063              100.00%
                                                     =========================================================

                                                                             AS OF DECEMBER 31, 2000
                                                     ------------------------------------------------------------------------------
                                                                                            PERCENTAGE OF
                                                                                              RESIDENTIAL
                                                                           AGGREGATE         PORTFOLIO BY       WEIGHTED AVERAGE
                                                         NUMBER OF         PRINCIPAL          AGGREGATE         MONTHS REMAINING
                        TYPE                           MORTGAGE LOANS       BALANCE       PRINCIPAL BALANCE       TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate                                                   68              $ 6,742,715               60.30%               115.34
One-Year ARM                                                 67                4,439,765               39.70%               174.89
                                                     ---------------------------------------------------------
Total                                                       135             $ 11,182,480              100.00%
                                                     =========================================================


Of the Commercial Mortgage Loans included in the Commercial Portfolio, approximately 78.82% and 77.33% bear interest at fixed rates as of December 31, 2001 and 2000, respectively. The interest rates of the fixed rate Commercial Mortgage Loans included in the Commercial Portfolio range from 7.25% per annum to 12.75% per annum as of December 31, 2001 and 7.00% per annum to 12.99% per annum as of December 31, 2000. The following tables contain certain additional data with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Commercial Portfolio (including those variable rate Commercial Mortgage Loans that have been converted, pursuant to their terms, to fixed rates):


INTEREST RATE OF FIXED RATE COMMERCIAL MORTGAGE LOANS


                        AT DECEMBER 31, 2001                                     AT DECEMBER 31, 2000
                 -------------------------------------------------------------------------------------------------------------------
                                                        PERCENTAGE OF                                             PERCENTAGE OF
                  NUMBER OF                          COMMERCIAL PORTFOLIO   NUMBER OF                         COMMERCIAL PORTFOLIO
                   MORTGAGE    AGGREGATE PRINCIPAL       BY AGGREGATE       MORTGAGE    AGGREGATE PRINCIPAL       BY AGGREGATE
 INTEREST RATE      LOANS            BALANCE          PRINCIPAL BALANCE       LOANS           BALANCE           PRINCIPAL BALANCE
------------------------------------------------------------------------------------------------------------------------------------

7.00%-7.49%                 1        $  1,724,310                  7.53%           1          $  1,974,601                  12.62%
7.50%-7.99%                 3           4,716,321                 20.60            1             2,013,028                  12.86
8.00%-8.49%                 2           1,428,458                  6.24            1               905,185                   5.79
8.50%-8.99%                 4           6,268,333                 27.37            1               748,269                   4.78
9.00%-9.49%                 1           1,988,037                  8.68            1             2,037,761                  13.02
9.50%-9.99%                 1           1,258,634                  5.50            3             3,486,294                  22.27
12.50%-12.99%               1             663,748                  2.90            1               937,817                   5.99
                 -------------------------------------------------------------------------------------------------------------------
Total                      13        $ 18,047,841                 78.82%           9          $ 12,102,955                  77.33%
                 ===================================================================================================================

Of the Commercial Mortgage Loans included in the Commercial Portfolio, as of December 31, 2001 and 2000, 21.18% and 22.67%, respectively, bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The current interest rates borne by the variable rate Commercial Mortgage Loans included in the Commercial Portfolio ranged from 5.00% per annum to 8.00% per annum as of December 31, 2001 and 5.00% per annum to 11.49% per annum as of December 31, 2000. The following table contains certain additional data as of December 31, 2001 and 2000 with respect to the interest rates of the variable rate Commercial Mortgage Loans included in the Commercial Portfolio:






INTEREST RATE OF VARIABLE RATE COMMERCIAL MORTGAGE LOANS



                                   AT DECEMBER 31, 2001                                   AT DECEMBER 31, 2000
                    -----------------------------------------------------------------------------------------------------------
                                                       PERCENTAGE OF                                        PERCENTAGE OF
                     NUMBER OF      AGGREGATE      COMMERCIAL PORTFOLIO    NUMBER OF      AGGREGATE      COMMERCIAL PORTFOLIO
                     MORTGAGE       PRINCIPAL          BY AGGREGATE        MORTGAGE       PRINCIPAL          BY AGGREGATE
   INTEREST RATE       LOANS         BALANCE         PRINCIPAL BALANCE      LOANS          BALANCE        PRINCIPAL BALANCE
-------------------------------------------------------------------------------------------------------------------------------

5.00%-5.49%              1             $   370,721                 1.62%      1             $ 2,060,231                 13.16%
5.50%-5.99%              1                 931,842                 4.07
6.00%-6.49%              1                 114,525                 0.50
7.00%-7.49%              1               1,941,739                 8.48
8.00%-8.49%              1               1,491,848                 6.51
9.50%-9.99%                                                                   1                 383,721                  2.45
10.50%-10.99%                                                                 1                 980,408                  6.26
11.00%-11.49%                                                                 1                 124,468                  0.80
                    -----------------------------------------------------------------------------------------------------------
Total                    5             $ 4,850,675                21.18%      4             $ 3,548,829                 22.67%
                    ===========================================================================================================

The following tables set forth certain information with respect to each type of commercial property underlying each Commercial Mortgage Loan included in the Commercial Portfolio as of December 31, 2001 and 2000:


TYPE OF COMMERCIAL MORTGAGE LOAN


                                                                              AT DECEMBER 31, 2001
                                  -------------------------------------------------------------------------------------------
                                                                        PERCENTAGE OF
                                                                         COMMERCIAL     WEIGHTED     WEIGHTED     WEIGHTED
                                                                        PORTFOLIO BY     AVERAGE     AVERAGE      AVERAGE
                                                        AGGREGATE        AGGREGATE      ORIGINAL     CURRENT       MONTHS
                                      NUMBER OF         PRINCIPAL        PRINCIPAL       LOAN-TO     LOAN-TO     REMAINING
   TYPE OF MORTGAGED PROPERTY      MORTGAGED LOANS       BALANCE          BALANCE         VALUE       VALUE     TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------

5-36 unit apartments                            5     $  6,518,003           28.47%       26.0%        23.3%         86.48
Industrial                                      3        4,505,036           19.67%       57.9         87.0          69.68
Office                                          4        3,893,583           17.00%      100.2         75.6          33.65
Retail strip center                             5        5,993,858           26.18%       86.1         70.0          64.52
Mobile home park                                1        1,988,036            8.68%       21.6         55.2          32.00
                                  -------------------------------------------------------------------------------------------
Total                                          18     $ 22,898,516          100.00%       59.8%        54.5%         63.58
                                  ===========================================================================================




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
                                      NUMBER OF         PRINCIPAL        PRINCIPAL       LOAN-TO     LOAN-TO     REMAINING
   TYPE OF MORTGAGED PROPERTY      MORTGAGED LOANS       BALANCE          BALANCE         VALUE       VALUE     TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------

5-36 unit apartments                            3     $  3,103,486           19.83%       54.3%        51.9%         80.20
Industrial                                      2        2,730,134           17.44%        70.9         69.1        128.10
Office                                          1          981,767            6.27%        80.0         75.4         18.87
Retail strip center                             3        3,631,133           23.20%        69.5         66.1         40.54
Other                                           4        5,205,264           33.26%        73.2         63.8         28.90
                                  -------------------------------------------------------------------------------------------
Total                                          13     $ 15,651,784          100.00%       69.6%        65.3%         49.32
                                  ===========================================================================================


MORTGAGE-BACKED SECURITIES. At December 31, 2001 and 2000, the Company had $9.3 million and $15.5 million, respectively, invested in mortgage-backed securities. The decrease in 2001 and 2000 is due to the Company's reinvestment of mortgage-backed securities repayments into new mortgage loans. The weighted average maturity of these investments at December 31, 2001 and 2000 are 1.87 years and 2.69 years with a yield of 6.30% and 6.83%, respectively.

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

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flows (after consideration of provisions of the Code requiring the distribution by a REIT of at least 90 (95% in taxable years prior to January 1, 2001) of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods, subject to certain approvals as described in the Company's organizational documents.

RESULTS OF OPERATIONS


For the years ended December 31, 2001, 2000 and 1999, the Company reported net income available to common shareholders of $1.3 million, $1 million and $666,347, respectively. Interest income on Residential Mortgage Loans totaled $837,622, $887,819, and $923,300 for the years ended December 31, 2001, 2000 and
1999, respectively, which represents an average yield on such loans of 7.84%, 7.89%, and 7.26% respectively. Interest income on Commercial Mortgage Loans totaled $1.5 million, $1.2 million and $969,145 for the years ended December 31, 2001, 2000, and 1999, respectively, which represents an average yield on such loans of 7.65%, 8.62%, and 8.38%, respectively. Interest income on mortgage-backed securities totaled $932,186, $1.0 million and $850,352 for the years ended December 31, 2001, 2000 and 1999, respectively. The yield on mortgage-backed securities for the year-end December 31, 2001, 2000 and 1999 were 6.30%, 6.43% and 6.10%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the years ended December 31, 2001 and 2000 was $310,024 and $82,691, respectively. The average loan balance of the Commercial Mortgage Loan portfolio for the years ended December 31, 2001 and 2000 was $1.5 million and $1.2 million, respectively.

Operating expenses totaled $325,128, 283,845 and $296,127, respectively, for the years ended December 31, 2001, 2000 and 1999.

QUARTERLY SUMMARY OF SELECTED FINANCIAL DATA

The following tables set forth a quarterly summary of selected financial data:


            QUARTERLY SUMMARY OF SELECTED FINANCIAL DATA (UNAUDITED)

                                                                                                    2001
                                                                  -------------------------------------------------------------
                                                                          FIRST          SECOND         THIRD        FOURTH
                                                                         QUARTER        QUARTER        QUARTER       QUARTER
                                                                 -------------------------------------------------------------

Interest income                                                            $ 810,982     $ 782,693     $ 804,709     $ 861,757
                                                                  -------------------------------------------------------------
     Net interest income                                                     810,982       782,693       804,709       861,757
Provision for loan losses                                                          -             -             -             -
                                                                  -------------------------------------------------------------
     Net interest income after provision for loan losses                     810,982       782,693       804,709       861,757

Non interest income                                                                                      126,609        30,634
Other non interest expenses                                                   71,921        81,694        89,183        82,330
                                                                  -------------------------------------------------------------
Net income before preferred stock dividends                                  739,061       700,999       842,135       810,061
Preferred stock dividends of subsidiary                                      450,225       450,225       450,225       450,225
                                                                  -------------------------------------------------------------
     Net income(loss)                                                      $ 288,836     $ 250,774     $ 391,910     $ 359,836
                                                                  =============================================================

Income(loss) per common share:

     Net income(loss) per common share:                                    $   13.08     $   11.36     $   17.75     $   16.30

     Average common shares outstanding:                                       22,077        22,077        22,077        22,077




                                                                                                    2000
                                                                  -------------------------------------------------------------
                                                                             FIRST        SECOND         THIRD        FOURTH
                                                                            QUARTER       QUARTER       QUARTER       QUARTER
                                                                  -------------------------------------------------------------

Interest income                                                            $ 759,356     $ 778,526     $ 771,818     $ 821,600
                                                                  -------------------------------------------------------------
     Net interest income                                                     759,356       778,526       771,818       821,600
Provision for loan losses                                                          -             -             -             -
                                                                  -------------------------------------------------------------
     Net interest income after provision for loan losses                     759,356       778,526       771,818       821,600

Other non interest expenses                                                   74,315        65,433        70,608        73,489
                                                                  -------------------------------------------------------------
     Net income before preferred stock dividends                             685,041       713,093       701,210       748,111
Preferred stock dividends of subsidiary                                      450,225       450,225       450,225       450,225
                                                                  -------------------------------------------------------------
     Net income                                                            $ 234,816     $ 262,868     $ 250,985     $ 297,886
                                                                  =============================================================

Income per common share:

     Net income per common share:                                          $   10.64     $   11.91     $   11.37     $   13.49

     Average common shares outstanding:                                       22,077        22,077        22,077        22,077




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

The Company will generally record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates.

At December 31, 2001 the Company had a coverage ratio (Net income divided by REIT Preferred stock dividends) of 1.72 compared to 1.58 and 1.37 at December 31, 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           CONTENTS                                                                      Page

(a)      Report of Independent Certified Public Accountants                               19

(b)      Statements of Financial Condition at December 31, 2001 and 2000                  20

(c)      Statements of Income for the years ended December 31, 2001, 2000 and 1999        21

(c)      Statements of Comprehensive Income for the years ended December 31, 2001,
         2000 and 1999                                                                    21

(e)      Statements of Shareholders' Equity for the years ended December 31, 2001,
         2000 and 1999                                                                    22

(f)      Statements of Cash Flows for the years ended December 31, 2001, 2000
         and 1999                                                                         23

(g)      Notes to Financial Statements                                                    24



                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of Franklin Finance Corporation:

We have audited the accompanying statements of financial condition of Franklin Finance Corporation as of December 31, 2001 and 2000, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Finance Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
-------------------------
Grant Thornton LLP
Southfield, Michigan
January 24, 2002

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION


                                                                                       AT DECEMBER 31,
                                                                       ---------------------------------------------
                                                                                   2001                   2000
                                                                       ---------------------------------------------

ASSETS

Cash in checking                                                                $     78,468           $        766
Cash in savings                                                                      250,099                 11,900
                                                                       ---------------------------------------------
Total cash in bank                                                                   328,567                 12,666
Loans
   Residential mortgage loans                                                     10,189,063             11,182,480
   Commercial mortgage loans                                                      22,898,516             15,651,784
Allowance for loan losses                                                            (12,000)               (12,000)
                                                                       ---------------------------------------------

Net loans                                                                         33,075,579             26,822,264

Mortgage-backed securities, available for sale                                     9,267,333             15,459,617
Accrued interest - residential loans                                                  48,540                 77,035
Accrued interest - commercial loans                                                  109,426                 68,475
Accrued interest - mortgage-backed securities                                         55,082                 91,030
Due from parent company                                                              138,795                179,899
Prepaid expenses and other assets                                                                            34,670
                                                                       ---------------------------------------------
Total assets                                                                    $ 43,023,322           $ 42,745,656
                                                                       =============================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                                       $  1,279,356           $  1,046,555
Accrued and other expenses                                                            23,000                 15,300
                                                                       ---------------------------------------------
Total liabilities                                                                  1,302,356              1,061,855

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
   authorized, 22,077 shares  issued and outstanding                               6,623,100              6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                            20,700,000             20,700,000
Paid in surplus                                                                   14,319,178             14,319,178
Accumulated other comprehensive income                                                78,688                 41,523
Retained earnings
                                                                       ---------------------------------------------
Total shareholders' equity                                                        41,720,966             41,683,801
                                                                       ---------------------------------------------
Total liabilities and shareholders' equity                                      $ 43,023,322           $ 42,745,656
                                                                       =============================================


The accompanying notes are an integral part of these financial statements.

                          FRANKLIN FINANCE CORPORATION
                              STATEMENTS OF INCOME


                                                                          FOR THE YEARS ENDED
                                                                              December 31,
                                                   -------------------------------------------------------------
                                                              2001                2000                 1999
                                                   -------------------------------------------------------------


Interest income

Interest on residential mortgage loans                     $   837,622         $   887,819          $   923,300
Interest on commercial mortgage loans                        1,474,250           1,162,563              969,145
Interest on mortgage-backed securities                         932,186           1,039,442              850,352
Interest on savings                                             16,083              41,476               20,577
                                                   -------------------------------------------------------------
Total interest income                                        3,260,141           3,131,300            2,763,374
Provision for loan losses
                                                   -------------------------------------------------------------
Net interest income after provision for
loan losses                                                  3,260,141           3,131,300            2,763,374
                                                   -------------------------------------------------------------

Non interest income

Gain on sale of securities                                     157,243

Non interest expense

Advisory fee - paid to parent                                  125,000             125,000              125,000
Loan service fee - paid to parent                              115,886              89,809               81,549
Other general and administrative                                84,242              69,036               89,578
                                                   -------------------------------------------------------------
Total non interest expense                                     325,128             283,845              296,127
                                                   -------------------------------------------------------------
Net income                                                   3,092,256           2,847,455            2,467,247
Preferred stock dividend                                     1,800,900           1,800,900            1,800,900
                                                   -------------------------------------------------------------
Net income available to common shareholders                $ 1,291,356         $ 1,046,555          $   666,347
                                                   =============================================================
Income per common share                                    $     58.49         $     47.40          $     30.18




                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME



                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                    ------------------------------------------------------------
                                                               2001                2000                 1999
                                                    ------------------------------------------------------------


Net income                                                 $ 3,092,256         $ 2,847,455           $2,467,247

Other comprehensive income (loss):
   Unrealized holding gains(losses) on securities
          arising during the period                            194,408             402,065             (293,106)
  Less: Reclassification adjustment for gains
          included in net income                               157,243
                                                    ------------------------------------------------------------
Other Comprehensive income                                      37,165             402,065             (293,106)
                                                    ------------------------------------------------------------
Comprehensive income                                       $ 3,129,421         $ 3,249,520           $2,174,141
                                                    ============================================================

The accompanying notes are an integral part of these financial statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 ACCUMULATED
                                        COMMON       PREFERRED     PAID IN   OTHER COMPREHENSIVE     RETAINED
                                         STOCK         STOCK       SURPLUS      INCOME (LOSS)        EARNINGS           TOTALS
                                      ----------------------------------------------------------------------------------------------


BALANCE AT JANUARY 1, 1999            $6,623,100    $20,700,000  $14,319,178      $(67,436)        $                 $41,575,389
Net Income                                                                                           2,467,247         2,467,247
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                        (1,801,447)       (1,801,447)
Dividends on Common Stock
  ($30.18 per share)                                                                                  (666,347)         (666,347)
Change in accumulated other
   comprehensive loss                                                             (293,106)                             (293,106)
                                      ----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999           6,623,100     20,700,000   14,319,178      (360,542)                           41,281,736
Net Income                                                                                           2,847,455         2,847,455
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                        (1,800,900)       (1,800,900)
Dividends on Common Stock
  ($47.40 per share)                                                                                (1,046,555)       (1,046,555)
Change in accumulated other
   comprehensive income (loss)                                                     402,065                               402,065
                                      ----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000           6,623,100     20,700,000   14,319,178        41,523                            41,683,801
Net Income                                                                                           3,092,256         3,092,256
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                        (1,800,900)       (1,800,900)
Dividends on Common Stock
  ($58.49 per share)                                                                                (1,291,356)       (1,291,356)
Change in accumulated other
   comprehensive income                                                             37,165                                37,165
                                      ----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001          $6,623,100    $20,700,000  $14,319,178   $    78,688         $         -      $ 41,720,966
                                      ==============================================================================================











The accompanying notes are an integral part of these financial statements.

                          FRANKLIN FINANCE CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                                            FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                    2001             2000             1999
                                                                           ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $ 3,092,256      $ 2,847,455      $ 2,467,247
Adjustments to reconcile net income to cash provided by
 operating activities:
   Amortization on securities                                                       121,357          134,469           86,644
   Gain on available for sale securities, net                                      (157,243)
   Decrease (increase) in accrued interest receivable                                23,492          (34,584)         126,100
   Decrease in due from parent, prepaid expenses and other assets                    75,774           43,640        1,781,461
   (Decrease) increase in other liabilities                                          (4,300)          (5,200)          20,500
                                                                           ---------------------------------------------------
Total adjustments                                                                    59,080          138,325        2,014,705
                                                                           ---------------------------------------------------
Net cash provided by operating activities                                         3,151,336        2,985,780        4,481,952

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of commercial mortgage loans                                            (9,937,064)      (4,934,059)      (9,326,304)
Purchase of residential mortgage loans                                           (6,464,319)      (2,921,913)      (2,060,697)
Net decrease in loans                                                            10,148,068        4,542,120       12,912,516
Purchase of mortgage-backed securities                                                                             (9,934,840)
Proceeds from sale of mortgage backed securities, available for sale              1,759,310
Proceeds from maturities and paydowns of mortgage backed securities,
   available for sale                                                             4,506,025        1,916,274        7,475,543
                                                                           ---------------------------------------------------
Net cash provided by (used in) investing activities                                  12,020       (1,397,578)        (933,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock                                                   (1,046,555)        (666,347)        (962,105)
Dividends paid on preferred stock                                                (1,800,900)      (1,800,900)      (1,800,900)
                                                                           ---------------------------------------------------

Net cash used in financing activities                                            (2,847,455)      (2,467,247)      (2,763,005)
                                                                           ---------------------------------------------------
Net increase (decrease) in cash                                                     315,901         (879,045)         785,165
Cash at beginning of year                                                            12,666          891,711          106,546
                                                                           ---------------------------------------------------
Cash at end of year                                                             $   328,567      $    12,666      $   891,711
                                                                           ===================================================








The accompanying notes are an integral part of these financial statements.

                          FRANKLIN FINANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999


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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 2001 and 2000.

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

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities purchased by the Company are classified as available for sale and carried at fair market value. Unrealized gains and losses on available for sale securities are excluded from income and recorded as an amount in a separate component of other comprehensive income or loss until realized.

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

INCOME PER COMMON SHARE:

Income per common share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities which would require a diluted earnings per share computation. The Company had 22,077 weighted average common shares outstanding during 2001, 2000 and 1999.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 2000 and 1999 accounts to conform to the 2001 presentation.

INCOME TAXES:

The Company has elected for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 90% of its REIT taxable income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the periods ended December 31, 2001, 2000 and 1999, the Company distributed 100% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included.

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

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS:

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. In June of 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has no goodwill at December 31, 2001 or 2000; therefore, the adoption of these statements is not expected to impact the Company's results of operations or financial position.

In June of 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company's results of operations or financial position.

In August of 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 supersedes certain previously issued accounting pronouncements. The statement was issued to establish a single accounting model for long-lived assets to be disposed of by sale. It broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The statement is effective prospectively for fiscal years beginning after December 15, 2001 and will only impact the Company if future transactions occur that involve disposal of long-lived assets.

NOTE 3 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS:

The following reflects the composition of the Company's Mortgage Loans:





                                                          AT DECEMBER 31,
                                         ------------------------------------------
                                                  2001                    2000
                                         ------------------------------------------

LOAN TYPE

Residential Mortgage Loans
   Fixed                                       $ 4,789,943             $ 6,742,715
   Variable                                      5,399,120               4,439,765
                                         ------------------------------------------
                                                10,189,063              11,182,480

Commercial Mortgage Loans
   Fixed                                        18,047,841              12,102,955
   Variable                                      4,850,675               3,548,829
                                         ------------------------------------------
                                                22,898,516              15,651,784
Allowance for Loan Losses                          (12,000)                (12,000)
                                         ------------------------------------------

Net Loans                                     $ 33,075,579            $ 26,822,264
                                         ==========================================



The properties collateralizing the Company's Commercial Mortgage Loans consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan.

NOTE 4 -- MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of the mortgage-backed securities available for sale at December 31, 2001 and 2000 are shown below.






                                                                          GROSS           GROSS
                                                        AMORTIZED       UNREALIZED      UNREALIZED
                                                           COST           GAINS           LOSSES         FAIR VALUE
                                                     ------------------------------------------------------------------

DECEMBER 31, 2001:
   Mortgage-backed securities                         $ 9,188,645       $ 78,688         $      -      $ 9,267,333

DECEMBER 31, 2000:
   Mortgage-backed securities                         $15,418,094       $ 52,321         $ 10,798      $15,459,617


The scheduled maturities of available for sale securities at December 31, 2001 were as follows:


                                                                                       AMORTIZED
                                                                                         COST            FAIR VALUE
                                                                                    ---------------------------------

Mortgage-backed securities due within one year                                          $ 2,158,243      $ 2,170,578
Mortgage-backed securities due after one through five years                               7,030,402        7,096,755
                                                                                    ---------------------------------
Total                                                                                   $ 9,188,645      $ 9,267,333
                                                                                    =================================



There were approximately $4.2 million and $0 pledged securities carried at December 31, 2001 and 2000, respectively.



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

The Company has cash balances of $328,566 and $12,666 as of December 31, 2001 and 2000, respectively, held in deposit accounts with the Bank.

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

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2001 and 2000.

CASH AND DUE FROM BANK:  Carrying amount approximates fair value.

RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS: Fair value of the residential and commercial mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the balance sheet at December 31, 2001 and 2000 are at cost. The approximate fair value of the total loans at December 31, 2001 and 2000 were $34.4 million and $26.6 million, respectively.

MORTGAGE-BACKED SECURITIES: For securities available for sale, fair values are based on quoted market prices or dealer quotes.

OTHER FINANCIAL ASSETS: The carrying amounts of due from parent company and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of dividends payable - common and dividends payable - preferred approximate fair value.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are directors and executive officers of the Company are as follows:

      Name                       Age             Position and Offices Held

      Robert M. Walker            58             Director
      Lloyd A. Schwartz           73             Director
      David L. Shelp              55             Director and President and CEO
      David F. Simon              55             Director and Secretary

The following is a summary of the experience of the executive officers and directors of the Company:

         Robert M. Walker, age 58, is a certified public accountant and certified fraud examiner. He has over 29 years of experience in public accounting, financial and management consulting, and the financial services industry. Mr. Walker is a member of the Company's Audit Committee.

         Lloyd A. Schwartz, age 73, is a certified public accountant and has served as the Deputy Receiver/Rehabilator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a Technical Reviewer for the Michigan Association of Certified Public Accountants peer review program since 1990. Prior to 1990, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand, LLP. Mr. Schwartz is a member of the Company's Audit Committee.

         David L. Shelp, age 55, President and CEO of the Bank since November 2001, had been the Treasurer of the Bank since its inception in 1983. Mr. Shelp was an Assistant Treasurer of another financial institution in Lansing, Michigan from 1975 to 1981 and its Controller from 1981 to 1983. Mr. Shelp is a member of the Company's Credit Committee.

         David F. Simon, age 55, is Chairman of the Board of the Bank and has held this position since its inception in 1983. Mr. Simon is a member of the Company's Credit Committee. He formerly was an attorney in private practice specializing in securities and financial institutions law from 1971 to 1991.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The Company pays only the Independent outside Directors a fee of $500 for attendance (in person or by telephone) at each meeting of the Board of Directors.

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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the period ended December 31, 2001, 2000 and 1999 totaled $125,000 for each year.

The Bank services the residential and commercial mortgage loans included in the Company's loan portfolio, and is entitled to receive fees in connection with the respective Servicing Agreements. The Company paid the Bank $115,886, $89,809 and $81,549, respectively, in servicing fees, for the period ended December 31, 2001, 2000 and 1999.

The Company had cash balances of $328,567 and $12,666 as of December 31, 2001 and 2000 held in deposit accounts with the Bank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements of the Company are included in Item 8 of this report:

          Report of Independent Certified Public Accountants

          Statements of Financial Condition at December 31, 2001 and 2000

          Statements of Income for the years ended December 31, 2001, 2000 and 1999

          Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

          Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

 11      Computation of net income per common share.

 12 Computation of ratio of income to fixed charges and Preferred Stock dividend Requirements.

(b)      No reports on Form 8-K were issued during the year ended
         December 31, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on March 28, 2002.

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


March 28, 2002      By:  /s/ Lloyd A. Schwartz
                         -----------------------------------------
                         Lloyd A. Schwartz
                         Director

March 28, 2002      By:  /s/ David L. Shelp
                         -----------------------------------------
                         David L. Shelp
                         Director, President and CEO

March 28, 2002      By:  /s/ David F. Simon
                         -----------------------------------------
                         David F. Simon
                         Director and Secretary

March 28, 2002      By:  /s/ Robert M. Walker
                         -----------------------------------------
                         Robert M. Walker
                         Director

                                 EXHIBITS INDEX


Exhibit                                                                          Page No.
-------------------------------------------------------------------------------------------

11       Computation of net income per common share.                               35

12       Computation of ratio of income to fixed charges and Preferred
         Stock dividend requirements.                                              36
