Form 10-Q
period 2002-03-31
FRANKLIN FINANCE CORP
filed 2002-05-14
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF MARCH 31, 2002.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:                                                                                PAGE
            STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2002
              AND DECEMBER 31, 2001 ............................................................................... 1

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
              AND 2001 (unaudited) ................................................................................ 2

           STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED MARCH 31, 2002
              AND 2001 (unaudited) ................................................................................ 2

            STATEMENTS OF SHAREHOLDER'S EQUITY FOR THREE MONTHS ENDED MARCH 31, 2002
              (unaudited) AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 ...................................... 3

            STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002
              AND 2001 ............................................................................................ 4

            NOTES TO FINANCIAL STATEMENTS ......................................................................... 5

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001 .......................................................... 6

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ............................................. 9

                                             PART II - OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS ..................................................................................... 9

  ITEM 2.   CHANGES IN SECURITIES .................................................................................10

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .......................................................................10

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................10

  ITEM 5.   OTHER INFORMATION .....................................................................................10

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................................10


SIGNATURES ........................................................................................................11

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                  BALANCE SHEET

                                                                                  AT
                                                                ----------------------------------------
                                                                  MARCH 31, 2002      DECEMBER 31, 2001
                                                                ----------------------------------------
ASSETS                                                             (UNAUDITED)
Cash in checking                                                $          13,179     $         78,468
Cash in savings                                                            48,443              250,099
-------------------------------------------------------------------------------------------------------
Total cash in bank                                                         61,622              328,567
Loans
  Residential mortgage loans                                           10,629,711           10,189,063
  Commercial mortgage loans                                            23,025,643           22,898,516
  Allowance for loan losses                                               (12,000)             (12,000)
-------------------------------------------------------------------------------------------------------
Net loans                                                              33,643,354           33,075,579

Mortgage-backed securities, available for sale                          7,877,489            9,267,333
Accrued interest                                                          184,405              213,048
Due from parent company                                                   213,307              138,795
Prepaid expenses and other assets                                          40,503
-------------------------------------------------------------------------------------------------------
Total assets                                                    $      42,020,680     $     43,023,322
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                       $               -     $      1,279,356
Accrued expenses                                                           18,850               23,000
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                  18,850            1,302,356

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
   authorized, 22,077 shares  issued and outstanding                    6,623,100            6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                 20,700,000           20,700,000
Paid in surplus                                                        14,319,178           14,319,178
Accumulated other comprehensive income                                    137,552               78,688
Retained earnings                                                         222,000
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             42,001,830           41,720,966
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $      42,020,680     $     43,023,322
=======================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                               STATEMENT OF INCOME

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                    --------------------------------
                                                         2002            2001
                                                    --------------------------------
Interest income

Interest on residential mortgage loans                $     175,022   $     220,859
Interest on commercial mortgage loans                       472,370         331,835
Interest on mortgage-backed securities                      119,014         254,772
Interest on savings                                           1,370           3,516
                                                    --------------------------------
Total interest income                                       767,776         810,982
                                                    --------------------------------

Operating expenses

Advisory fee - paid to parent                                31,247          31,247
Loan service fee - paid to parent                            39,466          22,274
Other general and administrative                             24,838          18,400
                                                    --------------------------------
Total expenses                                               95,551          71,921
                                                    --------------------------------
Net income                                                  672,225         739,061
                                                    --------------------------------
Preferred stock dividend                                    450,225         450,225
                                                    --------------------------------
Net income available to common shareholders           $     222,000   $     288,836
                                                    ================================

 Income per common share                              $       10.06   $       13.08

                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED
                                               --------------------------
                                                        MARCH 31,
                                                   2002          2001
                                               --------------------------
Net income                                      $  672,225    $  739,061

Other comprehensive income
      Unrealized gain on securities:
         Unrealized holding gains arising
            during the period                       58,864        77,126
      Less:  Reclassification adjustment for
                  gains included in net income
-------------------------------------------------------------------------
Other comprehensive income                          58,864        77,126
-------------------------------------------------------------------------
Comprehensive income                            $  731,089    $  816,187
=========================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Accumulated Other
                                              Common      Preferred     Paid in      Comprehensive        Retained
                                               Stock        Stock       Surplus      Income (Loss)        Earnings         Totals
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                  $ 6,623,100  $20,700,000  $ 14,319,178   $      (360,542)  $               $ 41,281,736
Net Income                                                                                                  2,847,455     2,847,455
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                               (1,800,900)   (1,800,900)
Dividend on Common Stock ($43.58 per share)                                                                (1,046,555)   (1,046,555)
Change in accumulated other
   comprehensive income                                                                      402,065                        402,065
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                  6,623,100   20,700,000    14,319,178            41,523                     41,683,801
Net Income                                                                                                  3,092,256     3,092,256
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                               (1,800,900)   (1,800,900)
Dividend on Common Stock ($47.40 per share)                                                                (1,291,356)   (1,291,356)
Change in accumulated other
  comprehensive income                                                                        37,165                         37,165
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                  6,623,100   20,700,000    14,319,178            78,688                     41,720,966
Net Income                                                                                                    672,225       672,225
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                                 (450,225)     (450,225)
Change in accumulated other
  comprehensive income                                                                        58,864                         58,864
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002 (UNAUDITED)       $ 6,623,100  $20,700,000  $ 14,319,178   $       137,552   $      222,000  $ 42,001,830
====================================================================================================================================



The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                -------------------------------
                                                                                           March 31,
                                                                                       2002           2001
                                                                                -------------------------------

OPERATING ACTIVITIES:
Net Income                                                                        $     672,225   $    739,061
Adjustments to reconcile net income to cash provided by
operating activities:
   Amortization on securities                                                            26,151         16,124
   Decrease/(increase) in accrued interest receivable                                    28,643        (17,529)
   Increase in due from parent, prepaid expenses and other assets                      (115,015)      (166,134)
   Increase in other liabilities                                                         42,617         46,849
---------------------------------------------------------------------------------------------------------------
Total adjustments                                                                       (17,604)      (120,690)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               654,621        618,371

INVESTING ACTIVITIES:

Proceeds from maturities and paydowns of mortgage-backed securities                   1,375,790        341,533
Net (increase)/decrease in loans                                                       (567,775)       688,899
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                               808,015      1,030,432

FINANCING ACTIVITIES:
Dividends paid on common stock                                                       (1,279,356)    (1,046,555)
Dividends paid on preferred stock                                                      (450,225)      (450,225)
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                (1,729,581)    (1,496,780)
---------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                                   (266,945)       152,023
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                        328,567         12,666
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $      61,622   $    164,689
===============================================================================================================




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

This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Company's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

The Statement of Financial Condition as of December 31, 2001 has been derived from the audited Statement of Financial Condition as of that date.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 53.56% and 45.30% bear interest at fixed rates at March 31, 2002 and 2001, respectively. At March 31, 2002, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.50% to 10.88% per annum. At March 31, 2001 these rates ranged from 6.00% to 9.50%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at March 31, 2002 and 2001, respectively, was approximately 7.64% and 7.61% per annum.

Of the residential mortgage loans included in the portfolio, 46.44% and 54.70% bear interest at adjustable rates at March 31, 2002 and 2001, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 3.50% to 9.50% per annum as of March 31, 2002. At March 31, 2001 these rates ranged from 6.75% to 9.38%. As of March 31, 2002 and 2001, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 6.76% and 8.41% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $113,148 to $2.0 million as of March 31, 2002, and $122,938 to $2.1 million as of March 31, 2001.

Of the commercial mortgage loans included in the portfolio at March 31, 2002 and 2001, respectively, 78.88% and 69.30% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 5.25% to 11.50% per annum at March 31, 2002 and 8.25% to 9.75% per annum at March 31, 2001. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.27% and 9.16% per annum, as of March 31, 2002 and March 31, 2001, respectively.

Of the commercial mortgage loans included in the portfolio at March 31, 2002 and 2001, respectively, 21.12% and 30.70% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 5.00% per annum to 8.00% per annum as of March 31, 2002 and 7.25% to 8.33% per annum as of March 31, 2001. The weighted average yield equaled 7.00% and 7.68% per annum, at March 31, 2002 and 2001, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At March 31, 2002 and 2000, the mortgage-backed securities held by the Company totaled $7.9 million and $15.2 million, respectively. At March 31, 2002, these securities had a weighted average yield of 5.87% and a weighted average term to maturity of 2.04 years. At March 31, 2001, these securities had a weighted average yield of 6.76% and a weighted average term to maturity of 2.62 years.


NOTE 4 - PREFERRED STOCK

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


NOTE 5 - DIVIDENDS

To comply with current IRS regulations, it is expected that common dividends will be declared in 2002.


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


LOANS

At March 31, 2002 and December 31, 2001, respectively, the Company had $10.6 million and $10.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $440,648 net increase from the balance at December 31, 2001, resulted from a combination of decreases due to Residential Mortgage Loan principal collections and payoffs along with increases caused by loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential Mortgage Loans or residential mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2002 and December 31, 2001, respectively, the Company had $23.0 million and $22.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $127,127 net increase from the balance at December 31, 2001, resulted from Commercial Mortgage Loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial Mortgage Loans, or mortgage-backed securities to be purchased from either the Bank or its affiliates. See "Results of Operations."

At March 31, 2002 and December 31, 2001, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the three months ended March 31, 2002 or March 31, 2001.

MORTGAGE-BACKED SECURITIES

At March 31, 2002 and December 31, 2001, the Company had outstanding principal balances of $7.9 million and $9.3 million, respectively, invested in "FHLMC" mortgage-backed securities and "FNMA" mortgage-backed securities. The $1.4 million net decrease from the balance at December 31, 2001, resulted from principal collections and maturities. These loans are for single family residential loans. Management intends to invest proceeds received from repayments and maturities of securities into Residential Mortgage Loans and Commercial Mortgage Loans.

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

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flows (after consideration of provisions of the Code requiring the distribution by a REIT of at least 90% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income) or a combination of these methods, subject to certain approvals as described in the Company's organizational documents.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 90 percent (95% in taxable years prior to January 1, 2001) of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

During the three-month periods ended March 31, 2002 and March 31, 2001 (the "three-month period"), the Company reported net income of $672,225 and $739,061, respectively. The decrease of $66,836 can be attributed to the overall decline in interest rates and subsequent decline in residential interest income as it relates to the company. Management expects a stabilization in net income throughout the remainder of 2002 as the company shifts its focus towards increasing its holding in commercial real estate loans. Interest income on Residential Mortgage Loans totaled $175,022 and $220,859 for the three-month periods, respectively, which represents an average yield on such loans of 6.81% and 8.21%, respectively. Interest income on Commercial Mortgage Loans totaled $472,370 and $331,835 for the three-month periods, respectively, which represents an average yield on such loans of 8.33% and 8.62%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $10.4 million and $10.9 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods were $23.0 million and $15.6 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended March 31, 2002 and March 31, 2001 totaled $119,014 and $254,772, respectively. The three-month average yield for March 31, 2002 and March 31, 2001 was 5.87% and 6.75% on an average balance of $8.3 million and $15.3 million, respectively.

Operating expenses totaling $95,551 and $71,921 for the three-month periods ended March 31, 2002 and March 31, 2001 were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Loan servicing fees paid to the Bank of $39,466 and $22,274 for the three-month periods, respectively, noting that the increase of $17,192 can be attributed to the overall increase in the total average loan balances as compared to the same period of 2001. The amount paid to the bank is based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank which calls for a fee to be charged when a loan payment is made each month. General and administrative expenses consist primarily of insurance and outside audit costs which management expects to remain consistent throughout the remainder of 2002.

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

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.       EXHIBIT
 11       Computation of Net Income Per Common Share
 12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements


(b) No reports on Form 8-K were issued during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on May 14, 2002.

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