Form 10-Q
period 2002-06-30
FRANKLIN FINANCE CORP
filed 2002-08-13
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                                 YES (X) NO
                                     ---    ---

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF JUNE 30, 2002.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:                                                                             PAGE
           STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 2002 (unaudited)
             AND DECEMBER 31, 2001 ............................................................................ 1

           STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30,
             2002 AND 2001 (unaudited) ........................................................................ 2

           STATEMENTS OF COMPREHENSIVE INCOME FOR SIX MONTHS AND THREE MONTHS ENDED JUNE 30,
             2002 AND 2001 (unaudited) ........................................................................ 2

           STATEMENTS OF SHAREHOLDER'S EQUITY FOR SIX MONTHS ENDED JUNE 30, 2002
             (unaudited) AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 ................................... 3

           STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002
             AND 2001 (unaudited) ............................................................................. 4

           NOTES TO FINANCIAL STATEMENTS ...................................................................... 5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ............................................................................ 6

           COMPARISION OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001 .................... 9

           COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
             2001 ............................................................................................. 9


  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
             RISK ............................................................................................. 10

                           PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS .................................................................................. 10

  ITEM 2.  CHANGES IN SECURITIES .............................................................................. 10

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................................................... 10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................................ 10

  ITEM 5.  OTHER INFORMATION .................................................................................. 10

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................................................... 10


  SIGNATURES .................................................................................................. 11

                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                     AT
                                                                     ------------------------------------
                                                                     JUNE 30, 2002      DECEMBER 31, 2001
                                                                     ------------------------------------
ASSETS                                                                (Unaudited)
Cash in checking                                                     $     22,706         $     78,468
Cash in savings                                                            60,150              250,099
-------------------------------------------------------------------------------------------------------
Total cash in bank                                                         82,856              328,567
Loans
  Residential mortgage loans                                           10,589,238           10,189,063
  Commercial mortgage loans                                            31,172,100           22,898,516
  Allowance for loan losses                                               (12,000)             (12,000)
-------------------------------------------------------------------------------------------------------
Net loans                                                              41,749,338           33,075,579

Mortgage-backed securities, available for sale                             34,339            9,267,333
Accrued interest                                                          182,922              213,048
Due from parent company                                                   169,523              138,795
Prepaid expenses and other assets                                          19,036
-------------------------------------------------------------------------------------------------------
Total assets                                                         $ 42,238,014         $ 43,023,322
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                            $        -           $  1,279,356
Accrued expenses                                                           10,700               23,000
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                  10,700            1,302,356

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
   authorized, 22,077 shares issued and outstanding                     6,623,100            6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                 20,700,000           20,700,000
Paid in surplus                                                        14,319,178           14,319,178
Accumulated other comprehensive (loss) income                                 (67)              78,688
Retained earnings                                                         585,103
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             42,227,314           41,720,966
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 42,238,014         $ 43,023,322
=======================================================================================================

The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              SIX MONTHS ENDED               THREE MONTHS ENDED
                                                    ----------------------------------------------------------------
                                                                   JUNE 30,                        JUNE 30,
                                                             2002            2001            2002            2001
                                                    ----------------------------------------------------------------
INTEREST INCOME
Interest on residential loans                            $  365,333      $  433,946      $  190,311      $  213,087
Interest on commercial loans                                941,843         649,613         469,473         317,778
Interest on mortgage-backed securities                      201,125         500,671          82,111         245,899
Interest on money market                                      8,910           9,445           7,540           5,929
--------------------------------------------------------------------------------------------------------------------
Total interest income                                     1,517,211       1,593,675         749,435         782,693
--------------------------------------------------------------------------------------------------------------------

NON INTEREST INCOME
Gain on sale of securities                                  158,672                         158,672

NON INTEREST EXPENSE
Advisory fee - paid to parent                                62,498          62,498          31,251          31,251
Loan service fee - paid to parent                            69,314          45,885          29,848          23,611
Other general and administrative                             58,518          45,232          33,680          26,832
--------------------------------------------------------------------------------------------------------------------
Total non interest expense                                  190,330         153,615          94,779          81,694
--------------------------------------------------------------------------------------------------------------------
Net income                                                1,485,553       1,440,060         813,328         700,999
====================================================================================================================
Preferred stock dividend                                    900,450         900,450         450,225         450,225
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders              $  585,103      $  539,610      $  363,103      $  250,774
====================================================================================================================
 EARNINGS PER COMMON SHARE                               $    26.50      $    24.44      $    16.45      $    11.36


                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  SIX MONTHS ENDED              THREE MONTHS ENDED
                                            ----------------------------------------------------------
                                                      JUNE 30,                     JUNE 30,
                                                 2002          2001           2002          2001
                                            ----------------------------------------------------------
Net income                                      $1,485,553    $1,440,060      $ 813,328     $ 700,999

Other comprehensive income
    Unrealized (loss)/gain on securities:
         Unrealized holding (loss)/gain arising
            during the period                       79,917        88,748         21,053        11,622
LESS: RECLASS ADJUSTMENT
    INCLUDED IN NET INCOME                         158,672                      158,672
------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                  (78,755)       88,748       (137,619)       11,622
------------------------------------------------------------------------------------------------------
Comprehensive income                            $1,406,798    $1,528,808      $ 675,709     $ 712,621
======================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Accumulated Other
                                                Common       Preferred     Paid in        Comprehensive     Retained
                                                Stock          Stock       Surplus        Income (Loss)     Earnings       Totals
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                   $ 6,623,100   $ 20,700,000  $ 14,319,178       $ (360,542)  $             $ 41,281,736
Net Income                                                                                                 2,847,455      2,847,455
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                              (1,800,900)    (1,800,900)
Dividend on Common Stock ($43.58 per share)                                                               (1,046,555)    (1,046,555)
Change in accumulated other
   comprehensive income                                                                        402,065                      402,065
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                   6,623,100     20,700,000    14,319,178           41,523                   41,683,801
Net Income                                                                                                 3,092,256      3,092,256
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                              (1,800,900)    (1,800,900)
Dividend on Common Stock ($47.40 per share)                                                               (1,291,356)    (1,291,356)
Change in accumulated other
   comprehensive income                                                                         37,165                       37,165
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                   6,623,100     20,700,000    14,319,178           78,688                   41,720,966
Net Income                                                                                                 1,485,553      1,485,553
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                                (900,450)      (900,450)
Change in accumulated other
   comprehensive income                                                                        (78,755)                     (78,755)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002 (UNAUDITED)         $ 6,623,100   $ 20,700,000  $ 14,319,178       $      (67)  $   585,103   $ 42,227,314
====================================================================================================================================

The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                -------------------------------
                                                                                              June 30,
                                                                                        2002           2001
                                                                                -------------------------------
OPERATING ACTIVITIES:
Net Income                                                                          $ 1,485,553    $ 1,440,060
Adjustments to reconcile net income to cash provided by
operating activities:
   Amortization on securities                                                           104,968         30,856
   Gain on sale of available for sale securities, net                                  (158,672)
   Change in accrued interest receivable                                                 30,126        (37,980)
   Change in due from parent, prepaid expenses and other assets                         (49,764)    (2,008,741)
   Change in other liabilities                                                           12,300         (4,050)
---------------------------------------------------------------------------------------------------------------
Total adjustments                                                                       (61,042)    (2,019,915)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   1,424,511       (579,855)

INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities                                   6,586,897
Proceeds from maturities and paydowns of mortgage-backed securities                   2,596,446        811,255
Net (increase) decrease in loans                                                     (8,673,759)     1,729,609
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                               509,584      2,540,864

FINANCING ACTIVITIES:
Dividends paid on common stock                                                       (1,279,356)    (1,046,555)
Dividends paid on preferred stock                                                      (900,450)      (900,450)
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                (2,179,806)    (1,947,005)
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                   (245,711)        14,004
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                        328,567         12,666
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    82,856    $    26,670
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

The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 55.77% and 19.90% bear interest at fixed rates at June 30, 2002 and 2001, respectively. At June 30, 2002, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.50% to 10.88% per annum. At June 30, 2001 these rates ranged from 6.63% to 9.00%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at June 30, 2002 and 2001, respectively, was approximately 7.65% and 7.25% per annum.

Of the residential mortgage loans included in the portfolio, 44.23% and 80.10% bear interest at adjustable rates at June 30, 2002 and 2001, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 3.50% to 8.88% per annum as of June 30, 2002. At June 30, 2001 these rates ranged from 6.00% to 9.50%. As of June 30, 2002 and 2001, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 6.49% and 7.82% per annum.

The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $110,173 to $2.0 million as of June 30, 2002, and $121,030 to $2.0 million as of June 30, 2001.

Of the commercial mortgage loans included in the portfolio at June 30, 2002 and 2001, respectively, 72.37% and 73.80% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 5.25% to 11.00% per annum at June 30, 2002 and 7.75% to 9.75% per annum at June 30, 2001. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.03% and 8.51% per annum, as of June 30, 2002 and June 30, 2001, respectively.

Of the commercial mortgage loans included in the portfolio at June 30, 2002 and 2001, respectively, 27.63% and 26.20% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 5.00% per annum to 8.00% per annum as of June 30, 2002 and 7.00% to 8.25% per annum as of June 30, 2001. The weighted average yield equaled 6.64% and 7.40% per annum, at June 30, 2002 and 2001, respectively.


NOTE 3 -- FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At June 30, 2002 and 2001, the mortgage-backed securities held by the Company totaled $34,339 and $14.8 million, respectively. At June 30, 2002, these securities had a weighted average yield of 2.57% and a weighted average term to maturity of .15 years. At June 30, 2001, these securities had a weighted average yield of 6.78% and a weighted average term to maturity of 2.06 years.


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

LOANS

At June 30, 2002 and December 31, 2001, respectively, the Company had $10.6 million and $10.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $400,175 net increase from the balance at December 31, 2001, resulted from a combination of decreases due to Residential Mortgage Loan principal collections and payoffs along with increases caused by loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential or Commercial Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At June 30, 2002 and December 31, 2001, respectively, the Company had $31.2 million and $22.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $8.3 million net increase from the balance at December 31, 2001, resulted from Commercial Mortgage Loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial or Residential Mortgage Loans to be purchased from either the Bank or its affiliates.
See "Results of Operations."

At June 30, 2002 and December 31, 2001, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the three months ended June 30, 2002 or June 30, 2001.

MORTGAGE-BACKED SECURITIES

At June 30, 2002 and December 31, 2001, the Company had outstanding principal balances of $34,339 and $9.3 million, respectively, invested in "FHLMC" mortgage-backed securities and "FNMA" mortgage-backed securities. The $9.2 million net decrease from the balance at December 31, 2001, resulted from sales of securities, principal collections and maturities. These mortgage backed securities were created from single family residential loans. Management intends to continue to invest proceeds received from repayments and maturities of securities into Residential and Commercial Mortgage Loans.

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

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 90 percent (95% in taxable years prior to January 1, 2001) of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

During the six-month periods ended June 30, 2002 and June 30, 2001 (the "six-month period"), the Company reported net income of $1,485,553 and $1,440,060, respectively. Interest income on Residential Mortgage Loans totaled $365,333 and $433,946 for the six-month periods, respectively, which represents an average yield on such loans of 7.04% and 8.09%, respectively. Interest income on Commercial Mortgage Loans totaled $941,843 and $649,613 for the six-month periods, respectively, which represents an average yield on such loans of 7.75% and 8.59%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the six-month periods was $10.5 million and $10.9 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the six-month periods was $24.7 million and $15.1 million, respectively.

Interest income earned on the mortgage-backed investment securities for six-month periods ended June 30, 2002 and June 30, 2001 totaled $201,125 and $510,115, respectively. The six-month average yield for June 30, 2002 and June 30, 2001 was 6.19% and 6.85% on an average balance of $6.6 million and $15.1 million, respectively.

Gain on sale of available for sale securities total $158,672 and $0 for the six-month periods ended June 30, 2002 and June 30, 2001. Management intends to use the proceeds from investment sales to purchase higher yielding commercial and residential mortgage loans.

Non interest expenses totaled $190,330 and $153,615 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, and general and administrative expenses. Advisory fees paid to the Bank were $62,498 for each of the six-month periods ended June 30, 2002 and June 30, 2001. Loan servicing fees paid to the Bank of $69,314 and $45,885 for the six-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Loan servicing fees increased due to the overall increase in average loan balances when comparing $35.2 million as of June 30, 2002 to $26.2 million as of June 30, 2001. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

During the three-month periods ended June 30, 2002 and June 30, 2001 (the "three-month period"), the Company reported net income of $813,328 and $700,999, respectively. The increase of $112,329 can be attributed to the overall increase in interest income as it relates to increases in both Commercial and Residential Mortgage loans. See "Financial Condition". Management expects a stabilization in net income throughout the remainder of 2002 as the company shifts its focus towards increasing its holdings in commercial real estate loans. Interest income on Residential Mortgage Loans totaled $190,311 and $213,087 for the three-month periods, respectively, which represents an average yield on such loans of 7.18% and 8.11%, respectively. Interest income on Commercial Mortgage Loans totaled $469,774 and $317,778 for the three-month periods, respectively, which represents an average yield on such loans of 7.26% and 8.81%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $10.3 million and $10.9 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods were $26.3 million and $15.1 million, respectively.

Interest income earned on the mortgage-backed investment securities for three-month periods ended June 30, 2002 and June 30, 2001 totaled $82,112 and $245,899, respectively. The three-month average yield for June 30, 2002 and June 30, 2001 was 6.86% and 6.94% on an average balance of $4.9 million and $14.9 million, respectively.

Operating expenses totaling $82,780 and $81,694 for the three-month periods ended June 30, 2002 and June 30, 2001 were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Loan servicing fees paid to the Bank of $29,847 and $23,611 for the three-month periods, respectively, noting that the increase of $6,236 can be attributed to the overall increase in the total average loan balances as compared to the same period of 2001. The amount paid to the Bank is based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank which calls for a fee to be charged when a loan payment is made each month. General and administrative expenses consist primarily of insurance and outside audit costs which management expects to remain consistent throughout the remainder of 2002.

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

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

 NO.   EXHIBIT
  11   Computation of Net Income Per Common Share
  12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements


(b) No reports on Form 8-K were issued during the three months ended June 30, 2002.

    (See next page).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on August 13, 2002.

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

                                 EXHIBIT INDEX

NO.     EXHIBIT
 11     Computation of Net Income Per Common Share
 12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002