Form 10-Q
period 2002-09-30
FRANKLIN FINANCE CORP
filed 2002-11-13
CIK 1047476

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                                 YES (X) NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 22,077 SHARES, $300 PAR VALUE, AS OF SEPTEMBER 30, 2002.

                          FRANKLIN FINANCE CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:                                                                                 PAGE
         STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 (unaudited)
               AND DECEMBER 31, 2001 ........................................................................   1

         STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 2002 AND 2001 (unaudited) ......................................................   2

         STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 2002 AND 2001 (unaudited) ......................................................   2

         STATEMENTS OF SHAREHOLDERS' EQUITY FOR NINE MONTHS ENDED SEPTEMBER 30, 2002
               (unaudited) AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 ...............................   3

         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
               AND 2001 (unaudited) .........................................................................   4

         NOTES TO FINANCIAL STATEMENTS ......................................................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS ........................................................................   7

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED
               SEPTEMBER 30, 2001 ...........................................................................   9

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED
               SEPTEMBER 30, 2001 ...........................................................................  10


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..........................................  10

ITEM 4.  CONTROLS AND PROCEDURES ............................................................................  10

                                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................................................  11

ITEM 2.  CHANGES IN SECURITIES ..............................................................................  11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................................  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................................  11

ITEM 5.  OTHER INFORMATION ..................................................................................  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................................................  11

SIGNATURES ..................................................................................................  12


                          FRANKLIN FINANCE CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                      ----------------------------------------
                                                                                      SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                                      ----------------------------------------
ASSETS                                                                                   (Unaudited)
Cash in checking                                                                        $      3,919            $     78,468
Cash in savings                                                                                1,785                 250,099
-----------------------------------------------------------------------------------------------------------------------------
Total cash in bank                                                                             5,704                 328,567
Loans
  Residential mortgage loans                                                               9,756,137              10,189,063
  Commercial mortgage loans                                                               32,355,524              22,898,516
  Allowance for loan losses                                                                  (12,000)                (12,000)
-----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                 42,099,661              33,075,579

Mortgage-backed securities, available for sale                                                     -               9,267,333
Accrued Interest                                                                             171,758                 213,048
Due from parent company                                                                      164,220                 138,795
Prepaid expenses and other assets                                                              9,501
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 42,450,844            $ 43,023,322
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividend payable - Common                                                                $         -            $  1,279,356
Accrued expenses                                                                               2,315                  23,000
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      2,315               1,302,356

Shareholders' equity
Common Stock, par value $300.00; 60,000 shares
   authorized, 22,077 shares issued and outstanding                                        6,623,100               6,623,100
Preferred Stock, liquidation preference $10.00; 2,500,000 shares
   authorized, 2,070,000 shares issued and outstanding                                    20,700,000              20,700,000
Paid in surplus                                                                           14,319,178              14,319,178
Accumulated other comprehensive income                                                             -                  78,688
Retained earnings                                                                            806,251                       -
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                42,448,529              41,720,966
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $ 42,450,844            $ 43,023,322
=============================================================================================================================






The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                         2002                  2001               2002                 2001
                                                  ----------------------------------------------------------------------------
INTEREST INCOME
Interest on residential loans                        $  542,256            $  647,926         $  176,922           $  213,980
Interest on commercial loans                          1,525,808               998,628            583,965              349,015
Interest on mortgage-backed securities                  201,028               738,961                  -              238,290
Interest on money market                                 10,301                12,869              1,391                3,424
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                 2,279,393             2,398,384            762,278              804,709
------------------------------------------------------------------------------------------------------------------------------

NON INTEREST INCOME
Gain on sale of securities                              158,672               126,609                  -              126,609

NON INTEREST EXPENSE
Advisory fee - paid to parent                            93,749                93,749             31,251               31,251
Loan service fee - paid to parent                       108,810                76,517             39,495               30,632
Other general and administrative                         78,580                72,533             32,158               27,300
------------------------------------------------------------------------------------------------------------------------------
Total non interest expense                              281,139               242,799            102,904               89,183
------------------------------------------------------------------------------------------------------------------------------
Net income                                            2,156,926             2,282,194            659,374              842,135
==============================================================================================================================
Preferred stock dividend                              1,350,675             1,350,675            450,225              450,225
------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders          $  806,251            $  931,519         $  209,149           $  391,910
==============================================================================================================================

 EARNINGS PER COMMON SHARE                           $    36.52            $    42.19         $     9.47           $    17.75




                          FRANKLIN FINANCE CORPORATION
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                 -------------------------------------------------------------------------
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                        2002                2001                2002               2001
                                                 --------------------------------------------------------------------------
Net income                                          $ 2,156,926         $ 2,282,194         $  659,374          $  842,135

Other comprehensive income
   Unrealized gain on securities:
      Unrealized holding gains arising
         during the period                               79,984             236,205                 67             147,457
   Less: Reclassification adjustment for
          gains included in net income                  158,672              83,562                  -              83,562
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) / income                     (78,688)            152,643                 67              63,895
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                $ 2,078,238         $ 2,434,837         $  659,441          $  906,030
===========================================================================================================================


The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                            Other
                                                Common       Preferred       Paid in    Comprehensive    Retained
                                                 Stock         Stock         Surplus    Income (Loss)    Earnings        Totals
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                    $ 6,623,100   $ 20,700,000   $ 14,319,178   $(360,542)   $             $ 41,281,736
Net Income                                                                                               2,847,455      2,847,455
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                            (1,800,900)    (1,800,900)
Dividend on Common Stock ($43.58 per share)                                                             (1,046,555)    (1,046,555)
Change in accumulated other
   comprehensive income                                                                     402,065                       402,065
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                    6,623,100     20,700,000     14,319,178      41,523                    41,683,801
Net Income                                                                                               3,092,256      3,092,256
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                            (1,800,900)    (1,800,900)
Dividend on Common Stock ($47.40 per share)                                                             (1,291,356)    (1,291,356)
Change in accumulated other
   comprehensive income                                                                      37,165                        37,165
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                    6,623,100     20,700,000     14,319,178      78,688                    41,720,966
Net Income                                                                                               2,156,926      2,156,926
Dividends on 8.70% Noncumulative
   Series A Preferred Shares                                                                            (1,350,675)    (1,350,675)
Change in accumulated other
   comprehensive income                                                                     (78,688)                      (78,688)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002 (UNAUDITED)     $ 6,623,100   $ 20,700,000   $ 14,319,178   $       -    $   806,251   $ 42,448,529
==================================================================================================================================



The Notes to Financial Statements are an integral part of these statements.

                          FRANKLIN FINANCE CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                 NINE MONTHS ENDED
                                                                                        ------------------------------------
                                                                                                     SEPTEMBER 30,
                                                                                             2002                   2001
                                                                                        ------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                              $  2,156,926            $ 2,282,194
Adjustments to reconcile net income to cash provided by
operating activities:
   Amortization on securities                                                                105,065                 18,502
   Gain on sale of available for sale securities, net                                       (158,672)               126,609
   Change in accrued interest receivable                                                      41,290                (25,256)
   Change in due from parent, prepaid expenses and other assets                             (113,614)              (500,235)
   Change in other liabilities                                                               (20,685)                13,575
----------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                           (146,616)              (366,805)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  2,010,310              1,915,389

INVESTING ACTIVITIES:

Proceeds from maturities and paydowns of mortgage-backed securities                        2,734,043              2,384,783
Proceeds from sales of mortgage-backed securities                                          6,586,897
Net increase in loans                                                                     (9,024,082)            (1,496,571)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                          296,858                888,212

FINANCING ACTIVITIES:
Dividends paid on common stock                                                            (1,279,356)            (1,046,555)
Dividends paid on preferred stock                                                         (1,350,675)            (1,350,675)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (2,630,031)            (2,397,230)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (322,863)               406,371
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                             328,567                 12,666
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $    5,704             $  419,037
============================================================================================================================






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

The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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

Pursuant to the terms of the Certificate of Designation under which the preferred stock was originally issued, Franklin Finance Corporation can redeem the preferred stock at any time after December 22, 2002. Franklin Finance Corporation intends to redeem all of its 2,070,000 outstanding 8.70% Non-Cumulative Preferred Stock, Series A, effective December 31, 2002 subject to approval by the Office of the Comptroller of the Currency. The redemption price will be $10.00 per share, plus the accrued and unpaid dividends declared by the Board of Franklin Finance for the quarter ending December 31 2002.


NOTE 2 - RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS

Of the residential mortgage loans included in the portfolio, 21.8% and 21.5% bear interest at fixed rates at September 30, 2002 and 2001, respectively. At September 30, 2002, the interest rates of the fixed rate residential mortgage loans included in the portfolio ranged from 6.63% to 10.88% per annum. At September 30, 2001 these rates ranged from 6.63% to 9.50%. The weighted average interest rate of the fixed rate residential mortgage loans included in the portfolio at September 30, 2002 and 2001, respectively, was approximately 7.74% and 7.42% per annum.

Of the residential mortgage loans included in the portfolio, 82.1% and 78.5% bear interest at adjustable rates at September 30, 2002 and 2001, respectively. The interest rates on the "adjustable rate mortgages" or "ARMs" contained in the portfolio are all tied to the one-year Treasury Index ("One-Year ARM") and adjust periodically. The interest rates of the residential mortgage loans included in the portfolio that are ARMs ranged from 4.13% to 8.88% per annum as of September 30, 2002. At September 30, 2001 these rates ranged from 5.38% to 9.50%. As of September 30, 2002 and 2001, respectively, the weighted average current interest rate of the residential mortgage loans included in the portfolio that are ARMs was approximately 6.16% and 7.53% per annum.
The commercial mortgage loans included in the portfolio generally consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The outstanding principal balances of the commercial mortgage loans included in the portfolio ranged from $107,149 to $2.0 million as of September 30, 2002, and $118,798 to $2.0 million as of September 30, 2001.

Of the commercial mortgage loans included in the portfolio at September 30, 2002 and 2001, respectively, 70.3% and 80.4% bear interest at fixed rates. The interest rates of the fixed rate commercial mortgage loans included in the portfolio ranged from 5.25% to 11.00% per annum at September 30, 2002 and 7.75% to 9.75% per annum at September 30, 2001. The weighted average current interest rate of the commercial mortgage loans included in the portfolio that are fixed rate loans was 8.01% and 8.52% per annum, as of September 30, 2002 and September 30, 2001, respectively.

Of the commercial mortgage loans included in the portfolio at September 30, 2002 and 2001, respectively, 29.7% and 19.6% bear interest at variable rates which are typically tied to an index (such as the Bank's Prime Rate or the U.S. Treasury Index adjusted for a constant maturity of either one year or three years) and are adjustable periodically. The interest rates borne by the variable rate commercial mortgage loans included in the portfolio ranged from 5.00% per annum to 9.75% per annum as of September 30, 2002 and 6.25% to 7.50% per annum as of September 30, 2001. The weighted average yield equaled 6.29% and 7.08% per annum, at September 30, 2002 and 2001, respectively.


NOTE 3 - FEDERAL HOME LOAN MORTGAGE CORPORATION ("FHLMC") MORTGAGE-BACKED SECURITIES AND FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FNMA") MORTGAGE-BACKED SECURITIES

At September 30, 2002 and 2001, the mortgage-backed securities held by the Company totaled $0 and $13.2 million, respectively. At September 30, 2001, these securities had a weighted average yield of 6.14% and a weighted average term to maturity of 2.50 years.


NOTE 4 - PREFERRED STOCK

Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 8.70%. The liquidation value of each Series A Preferred Share is $10.00 plus accrued and unpaid dividends for the most recent quarter thereon, if any, to the date of liquidation. The Series A Preferred Shares are not redeemable until December 22, 2002, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events. Pursuant to the terms of the Certificate of Designation under which the preferred stock was originally issued, Franklin Finance Corporation can redeem the preferred stock at any time after December 22, 2002. Franklin Finance Corporation intends to redeem all of its 2,070,000 outstanding 8.70% Non-Cumulative Preferred Stock, Series A, effective December 31, 2002 subject to approval by the Office of the Comptroller of the Currency. The redemption price will be $10.00 per share, plus the accrued and unpaid dividends declared by the Board of Franklin Finance for the quarter ending December 31 2002.
..


NOTE 5 - DIVIDENDS

To comply with current IRS regulations, it is expected that common dividends will be declared in fourth quarter 2002.

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

Pursuant to the terms of the Certificate of Designation under which the preferred stock was originally issued, Franklin Finance Corporation can redeem the preferred stock at any time after December 22, 2002. Franklin Finance Corporation intends to redeem all of its 2,070,000 outstanding 8.70% Non-Cumulative Preferred Stock, Series A, effective December 31, 2002 subject to approval by the Office of the Comptroller of the Currency. The redemption price will be $10.00 per share, plus the accrued and unpaid dividends declared by the Board of Franklin Finance for the quarter ending December 31 2002.

LOANS

At September 30, 2002 and December 31, 2001, respectively, the Company had $9.8 million and $10.2 million invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $432,926 net decrease from the balance at December 31, 2001, resulted from a combination of decreases due to Residential Mortgage Loan principal collections and payoffs along with increases caused by loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans into additional Residential or Commercial Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2002 and December 31, 2001, respectively, the Company had $32.4 million and $22.9 million invested in mortgage loans secured by income-producing properties ("Commercial Mortgage Loans") that consist of retail strip centers, multi-family residential rental properties, warehouse, industrial and office center properties located in Michigan. The $9.5 million net increase from the balance at December 31, 2001, resulted from Commercial Mortgage Loan purchases. Management intends to continue to reinvest proceeds received from repayments of loans in additional Commercial or Residential Mortgage Loans to be purchased from either the Bank or its affiliates. See "Results of Operations."

At September 30, 2002 and December 31, 2001, respectively, the Company had no non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely).

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses which is charged to income and reduced by net charge-offs. No provisions were deemed necessary during the three months ended September 30, 2002 or September 30, 2001.

MORTGAGE-BACKED SECURITIES

At September 30, 2002 and December 31, 2001, the Company had outstanding principal balances of $0 and $9.3 million, respectively, invested in "FHLMC" mortgage-backed securities and "FNMA" mortgage-backed securities. The $9.3 million net decrease from the balance at December 31, 2001, resulted from sales of securities, principal collections and maturities. Management intends to invest in Residential and Commercial Mortgage Loans.


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

Franklin Finance Corporation intends to redeem all of its 2,070,000 outstanding 8.70% Non-Cumulative Preferred Stock, Series A, effective December 31, 2002 subject to approval by the Office of the Comptroller of the Currency. The redemption price will be $10.00 per share, plus the accrued and unpaid dividends declared by the Board of Franklin Finance for the quarter ending December 31 2002. The Company intends on selling the mortgage loans, which as of September 30, 2002 totaled $42.2 million, to the Bank in order to raise the funds to redeem the stock and pay the dividend effective December 31, 2002.


TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 90 percent (95% in taxable years prior to January 1, 2001) of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code.



RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

During the nine-month periods ended September 30, 2002 and September 30, 2001 (the "nine-month period"), the Company reported net income of $2.2 million and $2.3 million, respectively. Interest income on Residential Mortgage Loans totaled $542,256 and $647,926 for the nine-month periods, respectively, which represents an average yield on such loans of 7.08% and 7.85%, respectively. Interest income on Commercial Mortgage Loans totaled $1.5 million and $998,628 for the nine-month periods, respectively, which represents an average yield on such loans of 7.61% and 8.43%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the nine-month periods was $10.4 million and $11.0 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the nine-month periods was $27.1 million and $15.8 million, respectively.

Interest income earned on the mortgage-backed investment securities for nine-month periods ended September 30, 2002 and September 30, 2001 totaled $201,028 and $738,961, respectively. The nine-month average yield for September 30, 2002 and September 30, 2001 was 6.19% and 6.83% on an average balance of $4.4 million and $14.6 million, respectively.

Gain on sale of available for sale securities total $158,672 and $126,609 for the nine-month periods ended September 30, 2002 and September 30, 2001. Management intends to use the proceeds from investment sales to purchase higher yielding commercial and residential mortgage loans.

Non interest expenses totaled $281,139 and $242,798 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively, and were comprised of loan servicing fees and advisory fees paid to the Bank, and general and administrative expenses. Advisory fees paid to the Bank were $93,749 for each of the nine-month periods ended September 30, 2002 and September 30, 2001. Loan servicing fees paid to the Bank of $108,810 and $76,517 for the nine-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank. Loan servicing fees increased due to the overall increase in average loan balances. General and administrative expenses consist primarily of insurance, single business tax and outside audit costs.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

During the three-month periods ended September 30, 2002 and September 30, 2001 (the "three-month period"), the Company reported net income of $659,374 and $842,135, respectively. The decrease of $182,761 can be attributed to the overall decrease in interest income as it relates to increases in both Residential Mortgage loans and Mortgage-backed Securities. See "Financial Condition". Management expects a stabilization in net income throughout the remainder of 2002 as the company shifts its focus towards increasing its holdings in commercial real estate loans. Interest income on Residential Mortgage Loans totaled $176,922 and $213,980 for the three-month periods, respectively, which represents an average yield on such loans of 7.16% and 7.64%, respectively. Interest income on Commercial Mortgage Loans totaled $583,965 and $349,015 for the three-month periods, respectively, which represents an average yield on such loans of 7.41% and 8.31%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the three-month periods was $10.0 million and $11.2 million, respectively. The average balance of the Commercial Mortgage Loan portfolio for the three-month periods was $32.1 million and $16.8 million, respectively.

Operating expenses totaling $102,904 and $89,183 for the three-month periods ended September 30, 2002 and September 30, 2001 were comprised of loan servicing fees and advisory fees paid to the Bank, directors fees and general and administrative expenses. Loan servicing fees paid to the Bank of $39,495 and $30,632 for the three-month periods, respectively, noting that the increase of $8,863 can be attributed to the overall increase in the total average loan balances as compared to the same period of 2001. The amount paid to the Bank is based on a servicing fee rate of 0.375% of the outstanding principal balances of the Residential and Commercial Mortgage Loans, pursuant to the servicing agreements between the Company and the Bank which calls for a fee to be charged when a loan payment is made each month. General and administrative expenses consist primarily of insurance and outside audit costs which management expects to remain consistent throughout the remainder of 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These Rules refer to the controls and under procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, who is also our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and has concluded that our disclosure controls and procedures are effective in providing him with material information relating to the Bank known to others within the Bank which is required to be included in our periodic reports filed under the Exchange Act.

         (b) There have been no significant changes in the Bank's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. Neither the Company, the Bank, nor any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans or Commercial Mortgage Loans included in the Company's portfolio, which litigation would have a material adverse effect on the business or operations of the Company.


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

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-K are set forth below:

NO.      EXHIBIT
11       Computation of Net Income Per Common Share
12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements

(b) The following exhibit is filed as part of the report:

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were issued during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Southfield, Michigan on November 13, 2002.

                          FRANKLIN FINANCE CORPORATION
                                  (Registrant)


                       By:  /s/ David L. Shelp
                          --------------------------------------
                          David L. Shelp
                          Director, President, CEO and Chief Financial Officer (Principal financial and accounting officer)


                                  CERTIFICATION

I, David L. Shelp, President, Chief Executive Officer, and Chief Financial Officer of Franklin Finance Corporation, (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

                           (b)      evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           /s/ DAVID L. SHELP
                           ------------------------------------
November 13, 2002          David L. Shelp
                           Director, President, Chief Executive Officer and
                           Chief Financial Officer
                           (Principal executive and principal financial officer)

                                 EXHIBIT INDEX


 NO.    EXHIBIT

  11    Computation of Net Income Per Common Share
  12 Computation of ratio of income to fixed charges and Preferred Stock dividend requirements
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002